Form 10-K
period 1994-01-31
AGENCY RENT A CAR INC
filed 1994-04-27
CIK 718936

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    _______
                                   FORM 10-K
(MARK ONE)
   X                  Annual Report Pursuant to Section 13 or 15(d) of the
- - -------                    Securities Exchange Act of 1934 (Fee Required)

                        For the fiscal year ended January 31, 1994.

                                       OR

                      Transition Report Pursuant to Section 13 or 15(d) of
- - -------                    the Securities Exchange Act of 1934 (No Fee Required)

                      For the Transition Period From_____________to___________.
                                  Commission file number 0-12201.

                            AGENCY RENT-A-CAR, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                     34-1050582
   (State of incorporation)             (I.R.S. Employer Identification No.)

30000 Aurora Road, Solon, Ohio                             44139
(Address of principal executive offices)                (Zip code)

      Registrant's telephone number, including area code: (216) 349-1000.

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                                        Name of each exchange
Title of each class                                      on which registered
- - -------------------                                     ---------------------
Common Stock, par value $.05 per share.............NASDAQ National Market System


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.  Yes  x   No
                          -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( x ).

As of March 31, 1994, 25,741,656 shares of Common Stock of Agency Rent-A-Car, Inc. were outstanding.

Aggregate market value of the registrant's Common Stock held by nonaffiliates at March 31, 1994, was approximately $145,987,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 22, 1994, are incorporated by reference into Part III.

                               TABLE OF CONTENTS




Part I                                                     Page
- - ------                                                     ----


Item  1.   Business. . . . . . . . . . . . . . . . . . . .  1
      2.   Properties. . . . . . . . . . . . . . . . . . .  8
      3.   Legal Proceedings . . . . . . . . . . . . . . .  8
      4.   Submission of Matters to a Vote
             of Security Holders  . . . . . . . . . . . . . 8



Part II
- - -------

Item  5.   Market for the Registrant's Common
             Stock and Related Stockholder Matters . . . .  9
      6.   Selected Financial Data . . . . . . . . . . . . 10
      7.   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . 11
      8.   Financial Statements and Supplementary Data . . 16
      9.   Disagreements on Accounting and
             Financial Disclosure . . . . . . . . . . . . .33



Part III
- - --------

Item 10.   Directors and Executive Officers of
             the Registrant. . . . . . . . . . . . . . . . 34
     11.   Executive Compensation. . . . . . . . . . . . . 37
     12.   Security Ownership of Certain Beneficial
             Owners and Management . . . . . . . . . . . . 37
     13.   Certain Relationships and Related
             Transactions . . . . . . . . . . . . . . . . .37



Part IV
- - -------

Item 14.   Exhibits, Financial Statement Schedules
             and Reports on Form 8-K  . . . . . . . . . . .38

                                     PART I
                                     ------

Item 1.  Business
- - -----------------

         Agency Rent-A-Car, Inc. (herein referred to as the "Company") began operations in 1969 and was incorporated in Delaware in 1971. The Company operates in two principal industry segments, rental operations and financial services. The rental operations segment includes both automobile rentals and dealership operations, which sell automobiles retired from the rental fleet. The financial services segment provides retail automobile financing.

         This past year was a pivotal year for the Company. In fiscal 1994, the rental operations exited certain high risk and unprofitable markets. As a result, approximately 200 offices were closed or merged and the average fleet decreased by 8,000 cars to 30,000. As of January 31, 1994, there were 24,000 vehicles in the rental fleet. The Company intends to continue the process of evaluating its office network throughout fiscal 1995 and make additional changes as required to improve its profitability.

         The Company has successfully redirected energies and resources into its financial services subsidiary, National Auto Credit (NAC). NAC operates as an alternative finance company for automobile dealerships throughout the United States. NAC has established a receivables portfolio exceeding $125 million as of April 1994 and plans continued growth throughout fiscal 1995.

Rental Operations
- - -----------------
General

         The Company conducts rental operations at approximately 450 locations in 46 states and in the provinces of Ontario and Quebec, Canada. The primary business of rental operations is the rental of automobiles on a short-term basis, principally to the insurance replacement market. This market consists of persons whose automobiles are out of service due to accident, theft, damage or major repair. Automobile insurance companies generally provide reimbursement for a replacement automobile to their insured and to third party claimants. Generally, an insured or third party claimant who has lost the use of his personal vehicle is referred to the Company by the insurance adjuster or agent handling his claim. The Company has no contractual relationship with any insurance company to provide replacement vehicles. Each adjuster or agent uses his discretion when recommending replacement automobile rental services. Additional referral sources include body shops and auto dealerships. The Company also rents automobiles to business and vacation travelers on a short-term basis, which accounts for sixteen percent of the Company's business. The Company rents vehicles through three divisions under the names of Agency Rent-A-Car, Altra Auto Rental and Automate Auto Rental.

         The automobile rental industry is divided into two categories: business and vacation rentals, and insurance replacement rentals. The business and vacation automobile rental companies charge substantially higher rates than insurance replacement rental companies. These companies generally operate out of more costly 24 hour-a-day airport or city locations and offer a wide variety of immediately available vehicles. In contrast, insurance replacement rental companies usually operate from less costly suburban locations and offer a limited selection of standard, intermediate-size automobiles, which are ordinarily used as family car replacements for routine, low-mileage, local travel. Additionally, the utilization rate of the insurance replacement industry is believed to be considerably higher than that of the business and vacation rental industry.

Competition

         The Company's principal competition consists of two national and numerous small local companies engaged directly in the insurance replacement rental market. Competition in the replacement market is comprised of three primary factors: customer service, rental rates, and geographic location. The level of a company's success is dependent upon its ability to compete in these areas.

         Customer service is the most important of these competitive factors. For the convenience of the renter and at no extra charge, the Company will deliver a rental vehicle to or pick up from a customer's home or place of business. The Company also provides a diary service and rental information to the insurance agent or adjuster regarding the status of repairs to their insured or claimant's vehicle, thus saving the adjuster time and expense. Unique to the industry is the Company's Three Point Service Guarantee which guarantees: 1) the renter will be provided a clean, well-maintained car, 2) the car will be delivered on time, and 3) total customer satisfaction. The Company believes it is the industry leader in customer service.

         Rental rate is the second competitive factor. The Company believes that it is able to rent cars more economically than most companies for several reasons. First, the Company acquires its automobiles at favorable prices by volume purchases of similarly equipped vehicles. Second, the Company is able to control overhead through a computerized system of centralized and automated controls. Third, the Company realizes further savings through its self-insurance program, which yields an effective annual insurance cost substantially below annual premium rates charged by independent companies. Lastly, the Company realizes a benefit by being able to finance its vehicle purchases through its A-1/P-1/Duff-1 rated commercial paper program.

         Geographic location is the third competitive factor in the insurance replacement rental business. The insurance replacement rental customer equates convenience with a close-by location. The numerous suburban and neighborhood locations provide Agency with a clear competitive advantage.

Pricing

       The Company's rental rates differ between insurance replacement rentals and business and vacation rentals. Most insurance replacement rental rates currently range from $20 to $26 per day, and the business and vacation rental rate averages $30 per day. There is also a $5 to $10 refueling fee assessed on insurance rentals in some states. No mileage charge is imposed on insurance replacement rentals; however, if a rental vehicle is returned to a different rental office, there may be a drop-off charge. The Company adjusts its rental rates depending on competitive market conditions and the region's operating costs and expenses.

       Renters or their insurance companies are liable for any physical damage to the rental vehicle, except as limited in the state of Illinois. However, where not restricted by state law, the Company offers optional "Road Hazard Protection" coverage to its customers who wish to reduce their potential liability. This coverage is offered at a fee of $5 to $10 per day. In many cases, a Company vehicle is covered under the "temporary substitute" provision of the renter's own insurance policy while the vehicle is in the renter's possession. Accordingly, the renter's only liability is for costs equal to the deductible portion of his or her policy.

Marketing

       The Company advertises in Yellow Page directories in all of its markets. The Company also participates in and exhibits displays at most major insurance conventions and other trade shows. The Company employs a team sales approach whereby every employee is sales oriented and responsible for soliciting business from claims centers, insurance agents, adjusters, auto body shops, automobile dealerships and travel agents. To support Agency's relationship with the collision/mechanical repair industry, the Company employs its Commissionable Agent Program, which provides body shops and dealerships a commission on every paid rental contract referral. The Company also utilizes direct mail campaigns.

Purchasing and Fleet Administration

       The Company purchases primarily standard, four-door, intermediate-size automobiles suited to the general needs of most people requiring an insurance replacement vehicle. The Company offers a selection of General Motors, Ford, Chrysler, Toyota and Nissan products. The Company also maintains a fleet of light pick-up trucks with tow dollies for the delivery and pickup of rental vehicles. Purchase arrangements are negotiated with automobile manufacturers each model year, and purchase decisions are made on the basis of price, maintenance, resale value, financing, and fleet mix.

       Considerable attention is given to the maintenance of vehicles. Maintenance histories of all automobiles are kept on the Company's computer system. Maintenance and repairs on all vehicles are performed by various national automotive repair chains, as well as by independent garages and auto body shops. Maintenance spending is controlled centrally by a team of experts who establish strict vehicle repair cost and service standards in each region of the country.

       The Company currently retires its rental vehicles from the fleet after approximately 28 months of service. In contrast to the fleet vehicles owned by the business and vacation rental companies, the Company's vehicles incur lower mileage per rental since its vehicles generally replace family automobiles used for routine local travel as opposed to high-mileage business or vacation travel.

       Disposition of the Company's retired vehicles is centrally controlled by vehicle sales professionals who determine the most efficient and profitable means of disposal, either through National Auto Credit (NAC) member dealers, wholesale or auction. The Company currently operates nine "Program Car Prep Centers" which oversee the preparation and detailing of retired vehicles for sale through NAC member dealers. NAC has provided Agency with the most profitable method to date of fleet disposal, and currently 75% of retired vehicles are sold through NAC member dealers.

Field Operations

       The typical Company rental office is approximately 600 square feet in size and is generally located in a professional office building or small shopping center. Rental offices do not require a large parking area as the Company's vehicle utilization rate generally approximates 90%. Office locations are designed to provide a centralized point of delivery within an area of operations. The rental delivery area can extend up to 25 miles depending on the particular market. Rental vehicles are delivered using a light pick-up truck and a tow dolly. This enables one employee to deliver or pick up an automobile unassisted.

       Control over the network of nationwide offices is maintained by management through a computerized system of financial controls, by fax transmissions and daily telephone contact between field management and corporate headquarters. The Company maintains a central computerized billing and collection system. In addition, the Company utilizes credit card point-of-sale terminals in all its offices.

       The Company maintains strict controls over operating expenses through a computerized monitoring system. Each rental office receives a monthly profit and loss statement upon which employee bonus compensation is based.

       The Company conducts most of its operations between the hours of 8:00 a.m. and 5:30 p.m., with the exception of Fridays when rental offices are open until 6:00 p.m., and Saturdays when rental offices are open between 9:00 a.m. and 12:00 noon. The Company's rental offices are closed on Sundays and major holidays.

Insurance and Claims Administration

       The Company maintains a staff of liability, physical damage and subrogation adjusters centrally located at Corporate headquarters. Their efforts are augmented by staff attorneys and an established network of independent claims adjusters and law firms located throughout the United States and Canada. This insurance and claims team, together with cooperation from the Company's field staff, is responsible for the overall quality and success of the investigation, reserving and litigation and/or settlement of claims against the Company.

Financial Services
- - ------------------
General

       Agency Rent-A-Car's wholly-owned financial services subsidiary, National Auto Credit, Inc. (NAC), began operations in 1992. NAC is a financial services company specializing in providing funding, receivables management, collection, sales training and other services to automobile dealers. The primary business of NAC is to assist member dealers in providing financing to their customers, many of which have limited access to financing through traditional sources of consumer credit. As of April 1994, NAC conducted business with over 1,000 dealerships, in 39 states, and has built an installment receivable portfolio of over $125 million.

       NAC enables member dealers to capture the sale that may have been lost as a result of unavailable credit. The Company charges qualified dealers a $2,500 fee for enrollment into the NAC Dealer Acceptance Program, which provides a source of funds for the qualified buyer, as well as a means of positive cash flow to the dealer on each and every sale. Annually thereafter, a $500 maintenance fee is assessed. A prospective customer who is interested in obtaining financing through National Auto Credit and its member dealers is required to complete a financing application in addition to a retail installment contract.

       The credit application is reviewed by seasoned credit underwriters who, with the assistance of a risk rating system methodology, categorize the borrower using traditional credit classifications of "A" through "D". Upon receiving credit approval and the receipt of all requisite paperwork, the NAC dealer is generally provided with a minimum cash advance, net of a $60 transaction fee, equal to 50% of the amount financed or the National Automobile Dealers Association (NADA) wholesale value of the vehicle, whichever is less. The advance percentages increase proportionately as the credit risk of the customer improves, but the advance never exceeds the wholesale value of the car. The amount by which the customer installment note exceeds the advance is recorded as a dealer holdback. Risk of loss to NAC is mitigated by the existence of the dealer holdback, as well as NAC's obtaining from the dealer the security interest in every vehicle financed.

       The installment notes generally have initial terms ranging from 12 to 42 months with an average initial term of 30 months. For the management and collection of the outstanding debt, NAC receives a 20% finance charge on all cash receipts related to the installment notes. The balance remaining (80%) is next applied against the dealer's advance. Once all advances have been repaid, the dealer receives monthly payments in accordance with the terms of the dealer agreement. The dealer is provided a monthly statement which details all transactions on the dealer's contracts.

Competition

       It is estimated that over $100 billion in used car sales was financed in 1993 nationwide with as many as 50% of these buyers not qualifying for traditional financing with banks, credit unions or the auto manufacturers themselves. This market is the primary focus of NAC.

       NAC's direct competition consists of several national and regional automobile finance companies and other consumer finance businesses. The Company does not consider itself in direct competition with commercial banks, thrifts and automobile manufacturers' financing divisions since they do not typically finance vehicle purchases for the nonprime credit customer. NAC estimates that less than 5% of America's auto dealers are currently being serviced by NAC or its competitors.

       Management believes the most important competitive factors in this industry are service to dealers and superior collection performance, and that the Company competes favorably in both regards. The NAC Dealer Acceptance Program includes a number of benefits that has made NAC a full-service financial partner with its member dealers. These exclusive benefits provide several additional revenue centers for both the member dealer and NAC as follows: inventory with no up front costs to the dealer, aftermarket products including auto warranty and credit life and health insurance, floor plan financing at prime rate, advertising assistance and ongoing training at no cost. To better serve its members and provide enhanced support on a local level, NAC has established regional hubs in Dallas, Baltimore, Columbus and San Francisco, with plans to open additional regional offices in fiscal 1995.

Marketing

       NAC is committed to providing all member dealers continuing education about the NAC alternative financing product and the privileges of membership. NAC sponsors in-depth, interactive training workshops on a regular basis as a support to the field sales staff. These seminars help keep product knowledge updated and consistent; the more a dealer knows about the revenue-producing benefits of NAC, the more he will utilize the program. Thus, the ultimate result will be an increase in the number of loans. In the aggressive pursuit of adding new dealers to the roster, NAC sponsors enrollment seminars across the country. National direct marketing campaigns, trade show involvement and print advertising also work toward the goal of increased enrollment. In a continuing effort to distinguish National Auto Credit as a service-intensive alternative financing source, management expects that new products and enhancements will be regularly introduced.

Operations

       The Company accepts into the Dealer Acceptance Program only those dealers who meet specific criteria which include proper licensing and insurance coverage, favorable trade references, and demonstrated financial stability.
The regional offices in Dallas, Baltimore, Columbus and San Francisco are responsible for this dealer approval process and the execution of the dealer agreement. The loan application review and credit grading process is also handled at the regional offices through fax and phone communications with the dealers. Payment requests for new loans are submitted by branches to NAC corporate headquarters for immediate disbursement.

       The loan files including the titles are maintained at the regional offices. Customer inquiries and service, including payoff information requests, are handled by the regional branches. Coupon payment books are sent to each customer and receipts are directed to retail lockboxes in Denver, Colorado and Richmond, Virginia.

       NAC employs experienced collection personnel, who with the help of an advanced computer system, follow up with customers whose contracts become more than five days past due. The Company's collection policy, while aggressive, provides the opportunity for a customer to catch-up past due balances and retain the vehicle. In those cases where repossessions are necessary, the Company does pursue the collection of any deficiencies. The productivity of the collections department will be greatly enhanced by the recent acquisition and implementation of a sophisticated call management system including a predictive dialing feature.

       The installment notes receivable portfolio is reviewed regularly to ensure that the allowance for loan losses is maintained at a level considered adequate to cover potential losses. Loans are charged-off on a loan-by-loan basis generally within 30 days of the sale of the repossessed collateral or when no material payment has been received for one year, as applicable. Principal balances are charged-off against the related dealer holdback first, and then against the allowance for loan losses, as necessary.

Corporate
- - ---------
       The corporate staff includes executive management and various support functions, which are centralized at the Company's corporate headquarters located in Solon, Ohio, a southeast suburb of Cleveland. These functions include accounting, payroll, benefits, legal, management information systems, tax and treasury.

Employees
- - ---------
       The Company employs a total of 1,600 people, 1,400 of whom work in the rental operations group. The financial services group has about 100 employees, and about 100 people are involved in the corporate functions noted above, providing support primarily to rental operations. None of the employees are covered by a collective bargaining agreement, and the Company believes it has good relations with its employees.

Segment Reporting Information
- - -----------------------------
Financial information about the Company's industry segments is provided in Note M to the Company's consolidated financial statements on page 30 of this Form 10-K which is herein incorporated by reference.


Item 2.  Properties
- - -------  ----------
       The Company's executive offices are located in two four-story, 55,000 square feet office buildings owned by the Company in Solon, Ohio, a suburb of Cleveland. The Company leases, under short-term lease agreements, office space for its automobile rental operations and NAC branch operations, and office and
lot space for its automobile prep centers.   The Company owns facilities in
Beach City, Ohio (9,000 square feet) and Delran, New Jersey (12,000 square feet), which are used as automobile prep centers. The Beach City, Ohio facility also serves as a drop-ship point for new vehicles.

       The Company believes that its operational facilities and other properties are well maintained and adequate for its future operations.

Item 3.  Legal Proceedings
- - -------  -----------------
       The Company self-insures for claims as discussed in Note D to the Company's consolidated financial statements on page 25 of this Form 10-K which is herein incorporated by reference. The Company is not involved in any other litigation which management believes will materially and adversely affect its financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
- - -------  ---------------------------------------------------
       No matters were submitted to a vote of security holders during the three months ended January 31, 1994.


                               __________________

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Stock and
- - -------  ---------------------------------------------
         Related Stockholder Matters
         ---------------------------

MARKET INFORMATION

    The Company's common stock, $.05 par value, is traded over-the-counter and is quoted by the NASDAQ National Market System under the symbol "AGNC". The following table reflects the high and low prices for the Company's common stock during the periods indicated as reported on the NASDAQ National Market System.

PRICE RANGE OF COMMON STOCK

                                                                            High                Low
                                                                           -------            -------
Year ended January 31, 1994
  First Quarter .......................                                    $   9              $   7 1/2
  Second Quarter ......................                                        8 7/8              7 5/8
  Third Quarter .......................                                       11 3/8              8
  Fourth Quarter ......................                                       13 1/2             10 1/8

Year ended January 31, 1993
  First Quarter .......................                                    $  13 1/2          $   9 1/8
  Second Quarter ......................                                       11 1/2              9
  Third Quarter .......................                                       10 1/8              6 5/8
  Fourth Quarter ......................                                        8 7/8              6 7/8



STOCKHOLDERS

     There were 1,563 stockholders of record of the Company's Common Stock as of March 31, 1994.

DIVIDENDS

     It has been the Company's policy to retain earnings to finance the growth of its business and reduce outstanding debt; accordingly the Company has generally not issued a cash dividend. However, the Company does from time to time reassess its cash dividend policy and may issue cash dividends in the future if circumstances warrant. No cash dividends were declared for the fiscal years ended January 31, 1994 and 1993.


ITEM 6.  SELECTED FINANCIAL DATA - Set forth below is selected financial data
- - -------  -----------------------
with respect to the income statements of the Company for the five years ended
January 31, 1994, and with respect to the balance sheets of the Company at
January 31 in each of those years (thousands of dollars, except per share amounts).

Selected Income Statement Data:                                                 Years ended January 31,
                                                     -------------------------------------------------------------------------
                                                        1994           1993             1992             1991             1990
                                                     ---------      ---------        ---------        ---------        --------
REVENUE
 Automobile rentals                                  $222,460       $282,421         $269,003         $278,953         $274,328
 Dealership operations                                 73,303         48,949            9,229               --               --
 Financial services                                     7,419            342               --               --               --
                                                     --------       --------         --------         --------         --------
    Total                                             303,182        331,712          278,232          278,953          274,328

COSTS AND EXPENSES
 Cost of goods sold and
   operating expenses:
   Automobile rentals                                  95,378        121,186          121,431          129,865          104,926
   Dealership operations                               72,321         48,665            9,551               --               --
   Financial services                                     875            299               --               --               --
 Depreciation and amortization                         61,338         75,521           68,725           86,003           90,966
 Selling, general and administrative                   38,137         48,556           42,713           43,122           42,299
 Interest                                               4,565          7,051            7,642           10,024           11,669
 Special charge                                            --          3,610               --               --               --
                                                     --------       --------         --------         --------         --------
    Total                                             272,614        304,888          250,062          269,014          249,860
                                                     --------       --------         --------         --------         --------

INCOME BEFORE INCOME TAXES AND
  ACCOUNTING CHANGE                                    30,568         26,824           28,170            9,939           24,468
Provision for income taxes                             12,330         10,018           10,986            3,459            7,340
                                                     --------       --------         --------         --------         --------
INCOME BEFORE ACCOUNTING CHANGE                        18,238         16,806           17,184            6,480           17,128
Cumulative effect of change in
  accounting for income taxes                              --             --               --               --           (2,100)
                                                     --------       --------         --------         --------         --------
NET INCOME                                           $ 18,238       $ 16,806         $ 17,184         $  6,480         $ 15,028
                                                     ========       ========         ========         ========         ========

Per Share:
INCOME BEFORE ACCOUNTING CHANGE                      $    .72       $    .66         $    .68         $    .25         $    .65
Cumulative effect of change in
  accounting for income taxes                              --             --               --               --             (.08)
                                                     --------       --------         --------         --------         --------
NET INCOME                                           $    .72       $    .66         $    .68         $    .25         $    .57
                                                     ========       ========         ========         ========         ========
*WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING (000's)                          25,468         25,443           25,401           26,115           26,243
                                                     ========       ========         ========         ========         ========



Selected Balance Sheet Data:                                                           January 31,
                                                     -------------------------------------------------------------------------
                                                        1994           1993             1992             1991             1990
                                                     ---------      ---------        ---------        ---------        --------

Accounts and notes receivable                        $ 93,347       $ 32,730         $ 26,485         $ 27,409         $ 30,889
Property and equipment, net                           230,667        344,575          320,028          276,906          286,741
Total assets                                          350,121        406,076          372,397          326,268          338,506
Total operating debt                                   68,491        145,308          125,800          106,146          121,817
Stockholders' equity                                  177,257        157,054          141,574          128,320          125,339
Ratio of total liabilities
  to stockholders' equity                                 1.0            1.6              1.6              1.5              1.7
Percent of operating debt to
  total capital                                           25%            44%              43%              41%              42%

* Weighted average number of shares outstanding has been adjusted to reflect a 5% stock dividend in fiscal years 1991 and 1990.

Certain prior year amounts have been reclassified to conform with the current year presentation.


Item 7.       Management's Discussion and Analysis of Financial
- - -------       -------------------------------------------------
              Condition and Results of Operations
              -----------------------------------

RESULTS OF OPERATIONS
- - ---------------------
Overview
- - --------
              Net income increased in fiscal 1994 to $18.2 million or $.72 per share from $16.8 million or $.66 per share in fiscal 1993. Earnings for the year were favorably impacted by the strong contribution of the Company's financial services subsidiary, National Auto Credit (NAC), as well as by the benefits realized from the realignment of the Company's rental operations.

Automobile Rentals
- - ------------------
              Automobile rental revenue decreased in fiscal 1994 to $222.5 million from $282.4 million in fiscal 1993. This decrease is attributable to the successful completion of the Company's strategic realignment of its rental fleet and concentration of its business activities in those markets with the greatest potential for profit. Approximately 200 offices were closed or merged and the average fleet decreased by 8,000 cars to 30,000. The average rental rate increased 2.4% during the fiscal year and utilization remained relatively consistent from year-to-year at approximately 90%. The Company intends to continue the process of evaluating its office network throughout fiscal 1995 and make additional changes as required to improve its profitability.

              Rental revenue increased in fiscal 1993 as compared to fiscal 1992 principally due to a 3.3% average rate increase. The Company's average fleet approximated 38,000 cars in both fiscal 1993 and fiscal 1992.

              Operating expenses declined to $95.4 million in fiscal 1994 from $121.2 million in fiscal 1993. This 21.3% decrease is reflective of major reductions in expenses realized as part of the previously mentioned realignment as well as the benefits of discontinuing operation in those markets with the most extreme claims liability exposure. As a result of the office closings in certain high-risk, major metropolitan areas, it is expected that claims expense will continue to be favorably impacted by reduced experience factors.

      Operating expenses remained consistent between fiscal 1993 and 1992.

Dealership Operations
- - ---------------------
              Dealership operations is comprised of the Company's used car sales subsidiary operating under the name of Agency Auto Sales (AAS). Revenue increased to $73.3 million on sales of 12,200 cars for fiscal 1994 from $48.9 million on 10,100 cars the year before.

              Average selling prices rose to $6,000 from $4,800 in fiscal 1993. Cost of sales increased to $72.3 million from $48.7 million in fiscal 1993 as a result of the increased sales volume. During fiscal 1994 all twenty-one AAS retail locations were either closed or converted to servicing locations that process and distribute cars to NAC member dealers for retail sale. This new strategy has enabled the Company to improve margins on the sale of retired vehicles through higher selling prices and by substantially reducing the overhead expenses associated with the sale. The Company expects to market an increasing percentage of its retired fleet vehicles through its NAC member dealers as the network of dealers continues to expand throughout the country.

              Dealership revenue in fiscal 1993 was $48.9 million up from $9.2 million in fiscal 1992 resulting from increased selling prices and an increase in units sold to 10,100 in fiscal 1993 versus 2,400 in fiscal 1992.

Financial Services
- - ------------------
              National Auto Credit (NAC) is the Company's financial services subsidiary which operated through a network of 900 enrolled dealers at January 31, 1994 (100 at January 31, 1993). NAC provides retail used car buyers a financing source where traditional sources are not readily available. NAC's revenue, predominantly finance charge income, increased to $7.4 million in fiscal 1994 from $300,000 in fiscal 1993, the year of start up. Contracts financed totalled 12,000 for fiscal 1994, up from 1,000 for fiscal 1993. Automobile installment notes receivable, gross, increased to $93.2 million at January 31, 1994 from $5.1 million at the prior year-end.

              Operating expenses increased to $900,000 in fiscal 1994 from $300,000 in fiscal 1993 as a result of its expanded business activities which include the operation of four branches. At January 31, 1993 the Company operated solely out of its corporate headquarters in Solon, Ohio.

              NAC's growth rate continues at a significant pace with new milestones being achieved monthly. To service this growth the Company plans to open at least two more branches during fiscal 1995. As of April, 1994 the gross receivables portfolio exceeded $125 million with over 1,000 dealers enrolled in 39 states. The Company expects to grow its receivable portfolio significantly in fiscal 1995 as it continues its pursuit of becoming the premier alternative financing source for new and used car dealers throughout the country.

Depreciation and Amortization
- - -----------------------------
              Depreciation and amortization expense declined $14.2 million to $61.3 million in fiscal 1994 from $75.5 million in fiscal 1993 due to the significant reduction in fleet size. The decrease was partially offset by a 5% increase in average vehicle cost. The Company's composite monthly depreciation rate was consistent in both fiscal 1994 and 1993 at approximately 1.5%.

              Depreciation and amortization expense rose to $75.5 million in the year ended January 31, 1993 as compared to $68.7 million in the year ended January 31, 1992. The increase was predominantly a result of the impact of higher vehicle costs.

Selling, General and Administrative
- - -----------------------------------
              Selling, general and administrative expenses decreased to $38.1 million in fiscal 1994 from $48.6 million in fiscal 1993. This decrease of 21% resulted from the successful completion of the rental operations realignment and across-the-board cost cutting efforts. The reduction was primarily in the areas of staffing, advertising and promotional expenses.

              Selling, general and administrative expenses increased to $48.6 million in fiscal 1993 from $42.7 million in fiscal 1992. The increase of $5.9 million was principally attributable to an increase in rental operations sales expense and the additional costs associated with the expansion of AAS.

Interest
- - --------
               Interest expense declined to $4.6 million in fiscal 1994 as compared to $7.1 million in the prior year due to a decrease in average debt of $36.7 million to $124.6 million and a decline in the Company's effective cost of borrowing to 3.4% for the year ended January 31, 1994 from 4.2% for the year ended January 31, 1993. The decline reflects generally lower borrowing rates reflective of the short-term rate market for high quality borrowers. The lower debt level results from a reduction in vehicle purchases, 6,000 versus 18,000 cars, necessary to sustain the reduced fleet size.

              The decrease in interest expense from $7.6 million in fiscal 1992 to $7.1 million in fiscal 1993 was due to lower effective interest rates partially offset by an increase in average debt outstanding.

Income Taxes
- - ------------
              The provision for income taxes in fiscal 1994 increased to $12.3 million from $10 million in fiscal 1993 as a result of both higher pretax income and an increase in the Company's effective tax rate from 37.4% in fiscal 1993 to 40.3% in fiscal 1994. The tax rate increase resulted predominantly from the passage of the Omnibus Budget Reconciliation Act of 1993 effective retroactive to January 1, 1993. This act increased the federal corporate tax rate by 1% to 35%. In addition, as required by Financial Accounting Standards No. 109 "Accounting for Income Taxes", deferred taxes were adjusted by $714,000 to reflect this new tax rate.

              The decrease in the Company's provision for income taxes to $10 million in fiscal 1993 as compared to $11 million in fiscal 1992 resulted from lower pretax income and a lower effective income tax rate.

IMPACT OF INFLATION
- - -------------------
              The Company is affected by inflation primarily through the purchase of automobiles and by increased operating costs and expenses. The impact of inflationary increases in new automobile costs is mitigated to a certain extent by a corresponding increase in used automobile prices.

              Inflationary pressures on operating costs and expenses have been offset by the Company's continued emphasis on tight operating and cost controls and to a lesser extent by increases in rental rates. In addition, the Company's strong balance sheet and highly rated commercial paper program enable it to negotiate favorable interest rates which minimize the impact of inflationary interest costs on the Company's profitability. Further mitigating inflationary pressures is the Company's agreement with its National Auto Credit member dealers which provides for the assessment of interest on outstanding advances which fluctuate with the prime rate.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
              The Company's principal sources of internally generated funds are cash flows from operations and proceeds from the sale of rental automobiles. Cash flows from operations in fiscal 1994 decreased to $83.1 million from $103.1 million in fiscal 1993 principally as a result of lower rental revenues. Proceeds from the sale of used automobiles also decreased in fiscal 1994 as compared to fiscal 1993 as more vehicles were financed by National Auto Credit. Total internally generated cash flows from these two sources amounted to $152.1 million and $177 million for years ended January 31, 1994 and 1993, respectively.

              External sources of funds available to the Company at January 31, 1994 amounted to $200 million in commercial paper, $144 million in unsecured, uncommitted, short-term bank lines of credit, $40 million in unsecured, committed bank lines of credit and $75 million in lines of credit with automobile manufacturers. The Company also maintains the flexibility to selectively utilize alternative financing sources for the purchase of fleet vehicles. Outstanding borrowings at January 31, 1994 amounted to $67 million in commercial paper and $11.1 million in unsecured, uncommitted, short-term lines of credit.

              Management believes it has sufficient internal and external sources of funds available to meet its current obligations, to fund current operating and capital requirements and to finance future growth.

              The primary use of internally generated funds in fiscal 1994 was to reduce operating debt by $76.7 million compared to an increase of $20.2 million in fiscal 1993. The ratio of operating debt to total capital decreased to 25% at January 31, 1994 as compared to 44% at January 31, 1993. The decline reflects lower debt levels as a result of a reduction in fleet purchases necessary to support the reduced fleet size. It is anticipated that debt levels will decline further in fiscal 1995 due to a reduction in fleet purchases required to sustain the Company's rental operations.

              The Company's financial flexibility has been maintained through its $200 million commercial paper program and the related short-term committed line of credit of $40 million, for which the Company is in full compliance with all financial covenants. This agreement, which was extended until March 12, 1995, can be extended further at the discretion of the parties. The Company also maintained its "Prime-1" rating by Moody's Investors Service, "A-1" rating by Standard & Poors and the "Duff-1" rating by Duff & Phelps.

Item 8.  Financial Statements and Supplementary Data
- - -------  -------------------------------------------


INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Agency Rent-A-Car, Inc. and Subsidiaries
Solon, Ohio


We have audited the accompanying consolidated balance sheets of Agency Rent-A-Car, Inc. and Subsidiaries as of January 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Agency Rent-A-Car, Inc. and Subsidiaries as of January 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/Deloitte & Touche



Cleveland, Ohio
March 25, 1994


                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)


                                                ASSETS

                                                                              January 31,
                                                                    -------------------------------
                                                                      1994                    1993
                                                                    --------                --------
CASH AND CASH EQUIVALENTS                                           $    758                $  1,383

ACCOUNTS AND NOTES RECEIVABLE (Note B)                                93,347                  32,730

PREPAID EXPENSES                                                       5,979                   7,184

PROPERTY AND EQUIPMENT
  Rental automobiles                                                 247,272                 384,636
  Dealership inventory                                                26,428                  13,085
  Other property and equipment                                        31,615                  35,983
                                                                    --------                --------
                                                                     305,315                 433,704
  Less: accumulated depreciation                                     (74,648)                (89,129)
                                                                    --------                --------
                                                                     230,667                 344,575

OTHER ASSETS                                                          19,370                  20,204
                                                                    --------                --------

                                                                    $350,121                $406,076
                                                                    ========                ========




See notes to consolidated financial statements.



                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (Thousands of Dollars, Except Per Share Amounts)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    January 31,
                                                                         --------------------------------
                                                                           1994                    1993
                                                                         --------                --------
LIABILITIES
  Accounts payable and
    accrued expenses (Note C)                                            $ 13,609                $ 19,090
  Dealer holdbacks, net                                                    13,704                     144
  Self-insurance claims (Note D)                                           34,425                  46,800
  Notes payable  (Note F)                                                   9,590                   9,455
  Operating debt (Note G)                                                  68,491                 145,308
  Deferred income taxes (Note H)                                           33,045                  28,225
                                                                         --------                --------
                                                                          172,864                 249,022
                                                                         --------                --------

STOCKHOLDERS' EQUITY (Note I)
  Preferred stock - $.05 par value,
    authorized 2,000,000 shares,
    none issued                                                                --                      --

  Common stock - $.05 par value,
    authorized 30,000,000 shares,
    26,649,322 and 26,348,594
    shares issued, respectively                                             1,333                   1,317

  Additional paid-in capital                                              122,905                 120,218

  Retained earnings, including cumulative
    foreign currency translation loss
    of $895 and $292, respectively                                         60,876                  43,241

  Treasury stock, at cost, 960,668 and
    948,568 shares, respectively                                           (7,857)                 (7,722)
                                                                         --------                --------
                                                                          177,257                 157,054
                                                                         --------                --------

                                                                         $350,121                $406,076
                                                                         ========                ========




See notes to consolidated financial statements.


                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                (Thousands of Dollars, Except Per Share Amounts)




                                                                                Years Ended January 31,
                                                                      ------------------------------------------
                                                                        1994             1993             1992
                                                                      --------         --------         --------
REVENUE
  Automobile rentals                                                  $222,460         $282,421         $269,003
  Dealership operations                                                 73,303           48,949            9,229
  Financial services                                                     7,419              342               --
                                                                      --------         --------         --------
     Total                                                             303,182          331,712          278,232

COSTS AND EXPENSES
  Cost of goods sold and operating
   expenses:
    Automobile rentals                                                  95,378          121,186          121,431
    Dealership operations                                               72,321           48,665            9,551
    Financial services                                                     875              299               --
  Depreciation and amortization                                         61,338           75,521           68,725
  Selling, general and administrative                                   38,137           48,556           42,713
  Interest                                                               4,565            7,051            7,642
  Special charge (Note O)                                                   --            3,610               --
                                                                      --------         --------         --------
     Total                                                             272,614          304,888          250,062
                                                                      --------         --------         --------


INCOME BEFORE INCOME TAXES                                              30,568           26,824           28,170
Provision for income taxes (Note H)                                     12,330           10,018           10,986
                                                                      --------         --------         --------

NET INCOME                                                            $ 18,238         $ 16,806         $ 17,184
                                                                      ========         ========         ========

EARNINGS PER SHARE                                                    $    .72         $    .66         $    .68
                                                                      ========         ========         ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (000's)                                            25,468           25,443           25,401
                                                                      ========         ========         ========




See notes to consolidated financial statements.



                                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     YEARS ENDED JANUARY 31, 1994, 1993 AND 1992

                                             (Thousands of Dollars)



                                 Common Stock                                          Foreign
                              ---------------------    Additional                      Currency
                               Shares        Par         Paid-In        Retained       Translation       Treasury
                               (000's)      Value        Capital        Earnings       Adjustment         Stock            Total
                              --------     --------    ----------       --------       -----------       ---------       --------
BALANCE,
  JANUARY 31, 1991             26,179      $  1,310      $120,777       $  9,543          $    661         $(3,971)      $128,320

  Net income                                                              17,184                                           17,184
  Stock issued under
    option and purchase
    plans (Note J)                101             4           690                                                             694
  Treasury stock
    purchases
          (Note I)                                                                                          (4,784)         (4,784)
  Replacement settlement
          (Note I)                                         (1,733)                                           1,733             --
  Foreign currency
    translation                                                                                160                            160
                              -------      --------      --------       --------          --------         -------       --------
BALANCE,
  JANUARY 31, 1992             26,280         1,314       119,734         26,727               821          (7,022)       141,574

  Net income                                                              16,806                                           16,806
  Stock issued under
    option and purchase
    plans (Note J)                 69             3           484                                                             487
  Treasury stock
    purchases
       (Note I)                                                                                               (700)          (700)
  Foreign currency
    translation                                                                             (1,113)                        (1,113)
                              -------      --------      --------       --------          --------         -------       --------

BALANCE,
  JANUARY 31, 1993             26,349         1,317       120,218         43,533              (292)         (7,722)       157,054

  Net income                                                              18,238                                           18,238
  Stock bonuses
       (Note J)                    18             1           217                                                             218
  Stock issued under
    option and purchase
    plans (Note J)                282            15         2,470                                                           2,485
  Treasury stock
    purchases
       (Note I)                                                                                               (135)          (135)
  Foreign currency
    translation                                                                               (603)                          (603)
                              -------      --------      --------       --------          --------         -------       --------

BALANCE,
  JANUARY 31, 1994             26,649      $  1,333      $122,905       $ 61,771          $   (895)        $(7,857)      $177,257
                              =======      ========      ========       ========          ========         =======       ========

See notes to consolidated financial statements.



                                            AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (Thousands of Dollars)




                                                                                     Years Ended January 31,
                                                                            -----------------------------------------
                                                                              1994            1993             1992
                                                                            --------        --------         --------
Cash Flows from Operating Activities:
  Net income                                                                $ 18,238        $ 16,806         $ 17,184
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                           61,338          75,521           68,725
      Provision for credit losses                                              1,710             160               --
      Special charge                                                              --           3,610               --
      Deferred income taxes                                                    1,727          (1,358)           2,741
      Changes in operating assets and liabilities:
        Accounts receivable                                                   10,773          (4,025)           1,205
        Accounts payable and accrued expenses                                 (5,481)          1,468           (8,982)
        Self-insurance claims                                                (12,375)          1,100            5,200
        Other operating assets and liabilities                                 7,219           9,854            3,976
                                                                            --------        --------         --------

      Net cash provided by operating activities                               83,149         103,136           90,049
                                                                            --------        --------         --------

Cash Flows from Investing Activities:
  Purchase of rental automobiles                                             (63,212)       (187,089)        (180,675)
  Proceeds from sale of rental automobiles and
    dealership inventory                                                      68,963          73,897           66,856
  Purchase of other property and equipment                                    (3,634)         (9,308)          (4,139)
  Principal collected on installment notes receivable                         10,032             631               --
  Advances to dealers and payments of dealer
    holdbacks                                                                (21,976)           (120)              --
  Other investing activities, net                                                770             945              452
                                                                            --------        --------         --------

      Net cash used in investing activities                                   (9,057)       (121,044)        (117,506)
                                                                            --------        --------         --------

Cash Flows from Financing Activities:
  Net borrowings (principal payments) on operating
    debt and notes payable                                                   (76,682)         20,208           24,648
  Payments to acquire treasury stock                                            (135)           (700)          (4,994)
  Other financing activities, net                                              2,100          (1,827)           5,013
                                                                            --------        --------         --------

      Net cash (used in) provided by financing
        activities                                                           (74,717)         17,681           24,667
                                                                            --------        --------         --------

Decrease in cash and cash equivalents                                           (625)           (227)          (2,790)

Cash and cash equivalents at beginning of year                                 1,383           1,610            4,400
                                                                            --------        --------         --------

Cash and cash equivalents at end of year                                    $    758        $  1,383         $  1,610
                                                                            ========        ========         ========
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                             $  5,929        $  7,100         $  7,579
                                                                            ========        ========         ========
  Income taxes paid                                                         $  7,109        $  6,200         $ 10,426
                                                                            ========        ========         ========

Supplemental Schedule of Non-Cash Investing Activities:
  Sale of rental automobiles and dealership inventory                       $ 47,497        $  4,620         $     --
  Addition to dealer holdbacks, net                                           35,536             264               --
                                                                            --------        --------         --------
  Addition to installment notes receivable, net                             $ 83,033        $  4,884         $     --
                                                                            ========        ========         ========

See notes to consolidated financial statements.

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1994, 1993 AND 1992


      NOTE A - Summary of Significant Accounting Policies
               ------------------------------------------
               PRINCIPLES OF CONSOLIDATION:
               The consolidated financial statements include the accounts of Agency Rent-A-Car (the Company) and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company operates principally in the insurance replacement automobile rental industry and in the retail financing of used automobiles through its wholly-owned finance subsidiary, National Auto Credit.

               PROPERTY AND EQUIPMENT:
               Rental automobiles are stated at cost, less related purchase discounts and incentives. Rental automobiles are depreciated over their estimated economic lives using the straight-line method at rates which generally range from 1.0% to 1.9% per month, depending on make, model and time of year placed into service. Management periodically reviews depreciation rates and revises, where appropriate, based on a variety of factors including the strength of the used car market, general economic conditions and estimated useful life. Gains and losses upon the sale of rental automobiles are either recorded as an adjustment to depreciation expense or are included in dealership operations, depending on the method of disposal. The net gain
               (loss) from the sale of automobiles totalled $2,431,000, ($2,325,000) and ($2,455,000) for the years ended January 31,
               1994, 1993 and 1992, respectively. The number of automobiles sold by the Company was 16,538, 12,871 and 10,938 in fiscal 1994, 1993 and 1992, respectively.

               Dealership inventory is stated at lower of cost or estimated wholesale market.

               Other property and equipment is depreciated using the straight-line method over its estimated useful life.

               COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED:
               Cost in excess of the fair value of net assets acquired, which is included in other assets, is amortized on the straight-line basis over twenty-five years.

               INCOME TAXES:
               In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109), deferred taxes are provided for all temporary differences between the book and tax basis of assets and liabilities.

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1994, 1993 AND 1992


      NOTE A - Summary of Significant Accounting Policies (cont.)
               ------------------------------------------
               In addition, as was the case in fiscal 1994, deferred taxes are adjusted to reflect new tax rates when they are enacted into law. SFAS 109 was adopted in fiscal 1993 and applied retroactively to fiscal 1990.

               FINANCIAL SERVICES REVENUE:
               Upon acceptance of retail installment contracts, gross installment notes receivable are recorded net of unearned finance charges, which are recognized as income using the interest method over the life of the applicable contract. Accrual of finance charges is suspended when a loan becomes 60 days or more past due. When the loan becomes current, the accrual is resumed and past-due income is recognized.

               Also included in financial services revenue are dealer enrollment fees and loan origination fees. The non-refundable enrollment fees are charged to each dealer upon its acceptance as a member in the financing program and are deferred and amortized on a straight-line basis over 12 months, net of the related direct incremental costs associated with the enrollment fee. The loan origination fees, net of related direct costs, are deferred and amortized as income over the lives of the loans as financial services revenue.

               CREDIT LOSSES:
               The installment notes receivable portfolio is reviewed regularly to ensure that the allowance for loan losses is maintained at a level considered adequate to cover potential losses. Loans are charged-off on a loan-by-loan basis generally within 30 days of the sale of the repossessed collateral or when no material payment has been received for one year, as applicable.
               Principal balances are charged-off against the related dealer holdback first, and then against the allowance for loan losses, as necessary.

               DEALER HOLDBACKS:
               Dealer holdbacks are the amounts payable to member dealers from the acceptance of retail installment contracts, net of cash advanced. The cash advances are based upon certain criteria and are interest-bearing at the prime rate less 3%. The dealer holdbacks protect the Company from potential losses associated with the installment contracts. The dealer holdbacks are not paid until all advances related to a particular dealer have been recovered. At January 31, 1994 and 1993, the components of dealer holdbacks were payables of $61,418,000 and $280,000, net of $47,714,000 and $136,000 of advances, respectively.

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1994, 1993 AND 1992


      NOTE A - Summary of Significant Accounting Policies (cont.)
               ------------------------------------------
               FOREIGN CURRENCY TRANSLATION:
               Canadian assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated as a separate component of stockholders' equity.

               EARNINGS PER SHARE:
               Earnings per share are computed on the basis of the weighted average common shares outstanding during the period. Common share equivalents have been excluded from this computation since they have less than a 3% dilutive effect.

               CASH EQUIVALENTS:
               All highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

               RECLASSIFICATIONS:
               Certain prior year amounts have been reclassified to conform with the current year presentation.

      NOTE B - Accounts and Notes Receivable
               -----------------------------
               Components of accounts and notes receivable were as follows:

                                                                                January 31,
                                                                          ---------------------
                                                                            1994          1993
                                                                          -------       -------
                                                                              (in thousands)
               Trade accounts                                             $20,840       $28,160
               Less: allowance for doubtful accounts                       (5,474)       (5,317)
                                                                          -------        -------
                   Trade accounts, net                                     15,366        22,843
                                                                          -------        -------

               Installment notes receivable                                93,233         5,130
               Unearned income                                            (16,036)         (879)
               Less: allowance for loan losses                             (1,714)         (158)
                                                                          -------        -------
                   Installment notes receivable, net                       75,483         4,093
                                                                          -------        -------

               Other                                                        2,498         5,794
                                                                          -------       -------
                                                                          $93,347       $32,730
                                                                          =======       =======


               Trade accounts are receivables generated when the Company rents automobiles, principally to individuals whose automobiles are out of service due to accident, theft, damage or major repair. The Company extends credit to the customer's insurance company when coverage is provided, or to their corporate employer, as applicable, to cover the cost of the rental.

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1994, 1993 AND 1992


      NOTE B - Accounts and Notes Receivable (cont.)
               -----------------------------
               Installment notes receivable are loans made by the Company's finance subsidiary which is principally engaged in the indirect consumer financing of used automobiles. The Company records the gross amount of the contract as an installment note receivable and the amount of its discount as unearned income. Installment notes generally have initial terms ranging from 12 to 42 months with an average initial term of 30 months. The notes are collateralized by the related vehicles sold. At January 31, 1994, the accrual of interest income was suspended on $6,860,000 of installment notes receivable.

               Changes in the allowance for credit losses were as follows:

                                                                                        January 31,
                                                                                  ------------------------
                                                                                    1994             1993
                                                                                  -------          -------
                                                                                     (in thousands)
               Balance, beginning of year                                         $   158          $    --
                Provision for losses                                                1,710              160
                Net charge-offs                                                      (154)              (2)
                                                                                  -------          -------
               Balance, end of year                                               $ 1,714          $   158
                                                                                  =======          =======


      NOTE C - Accounts Payable and Accrued Expenses
               -------------------------------------
               Accounts payable and accrued expenses were as follows:

                                                                                         January 31,
                                                                                  ------------------------
                                                                                    1994             1993
                                                                                  -------          -------
                                                                                     (in thousands)
               Accounts payable                                                   $ 3,996          $ 4,557
               Accrued payroll and payroll taxes                                    1,342            2,752
               Accrued interest                                                       479            1,911
               Other accrued expenses                                               7,792            9,870
                                                                                  -------          -------
                                                                                  $13,609          $19,090
                                                                                  =======          =======

      NOTE D - Self-Insurance Claims
               ---------------------
               The Company is primarily self-insured for property damage and personal liability up to certain limits. The Company estimates its liability for self-insurance claims based upon a comprehensive actuarial analysis of reported and incurred but not reported claims. Changes in estimates of claim costs resulting from this analysis are recognized in income in the period in which the estimates are changed. The Company carries excess automobile liability insurance for bodily injury and property damage of $5 million per occurrence, of which the Company self-insures the first $500,000 of loss, with a secondary loss fund of $500,000. In connection with this program, at January 31, 1994 the Company had $7,399,000 of outstanding irrevocable standby

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1994, 1993 AND 1992


      NOTE D - Self-Insurance Claims (cont.)
               ---------------------
               letters of credit, as required by various state insurance regulatory authorities. The self-insurance claims expense included in operating expenses for automobile rentals for fiscal 1994, 1993 and 1992 were $14,417,000, $24,410,000 and
               $24,511,000, respectively.

      NOTE E - Lease Commitments
               -----------------
               The Company operates from numerous locations under operating lease agreements. Most leases call for fixed monthly rental payments and provide options for renewal. At January 31, 1994, future minimum rental commitments under all non-cancellable leases having initial or remaining terms of more than one year were: 1995-$2,358,000; 1996-$399,000 and 1997-$67,000. Total rent expense, which is included in cost of goods sold and operating expenses amounted to $6,357,000, $7,585,000 and $7,068,000 for the years ended January 31, 1994, 1993 and 1992, respectively.

      NOTE F - Notes Payable
               -------------
               At January 31, 1994 and 1993, the Company had utilized $9,590,000 and $9,455,000, respectively, of its unsecured bank lines of credit to finance the repurchase of the Company's common stock. Interest rates on the outstanding borrowings were 3.40% at both January 31, 1994 and 1993.

      NOTE G - Operating Debt
               --------------
               Operating debt consisted of the following:

                                                                                  January 31,
                                                                         -----------------------------
                                                                           1994                  1993
                                                                         --------              --------
                                                                                (in thousands)
                Commercial paper                                         $ 66,981              $134,863
                Unsecured lines of credit                                   1,510                10,445
                                                                         --------              --------
                                                                         $ 68,491              $145,308
                                                                         ========              ========

                The Company has an unsecured short-term commercial paper program in the aggregate of $200 million. Outstanding commercial paper was borrowed at a weighted average interest rate of 3.34% and 3.71% at January 31, 1994 and 1993, respectively.

                At January 31, 1994, the Company had short-term unsecured lines of credit with banks totalling $144 million, net of outstanding letters of credit. There are no fees or compensating balances associated with these credit facilities which are provided on an uncommitted basis.

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1994, 1993 AND 1992


       NOTE G - Operating Debt (cont.)
                --------------
                Borrowings under these lines of credit were at a weighted average interest rate of 3.40% at both January 31, 1994 and 1993.

                The Company maintains a committed bank facility of $40 million. There are no compensating balances associated with this facility and, as of January 31, 1994, the Company is in full compliance with all restrictive covenants. The agreement expires March 12, 1995 and can be extended at the discretion of the parties. As of January 31, 1994 there have been no borrowings under this agreement.

       NOTE H - Income Taxes
                ------------
                The provision (benefit) for income taxes consists of:


                                                     Years Ended January 31,
                                                    --------------------------
                                                      1994     1993      1992
                                                    -------  -------   -------
                                                          (in thousands)
                      Current
                        Federal                     $ 8,976  $ 8,926   $ 6,480
                        State                         1,627    2,450     1,765
                                                    -------  -------   -------
                                                     10,603   11,376     8,245
                                                    -------  -------   -------
                      Deferred
                        Federal                         966   (1,105)    2,253
                        State                           761     (253)      488
                                                    -------  -------   -------
                                                      1,727   (1,358)    2,741
                                                    -------  -------   -------

                                                    $12,330  $10,018   $10,986
                                                    =======  =======   =======


                Reconciliations of the Federal statutory tax rate to the effective tax rate are as follows:


                                                                           Years Ended January 31,
                                                                  -----------------------------------------
                                                                    1994               1993            1992
                                                                  -------            -------         -------
               Statutory rate                                       35.0%              34.0%           34.0%
               State and local income taxes
                (net of federal income tax)                          5.1                5.4             5.3
               Tax credits                                          (2.6)              (3.3)           (1.2)
               Impact of change in federal rate                      2.3                 --              --
               Other                                                  .5                1.3              .9
                                                                  ------             ------          ------
                                                                    40.3%              37.4%           39.0%
                                                                  ======             ======          ======

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1994, 1993 AND 1992


      NOTE H - Income Taxes (cont.)
               ------------
               Deferred income taxes on the balance sheet include current income taxes payable or refundable and net deferred tax
               liabilities.  Deferred tax assets, on which no valuation
               allowance is considered necessary, and deferred tax liabilities, consist of the following:

                                                                           January 31,
                                                                  ------------------------------
                                                                    1994                  1993
                                                                  -------               --------
                                                                         (in thousands)
               Deferred tax assets:
                 Self-insurance claims                            $ 11,921              $ 15,771
                 Liabilities and other reserves                      2,697                 1,722
                 Tax loss carryforward                               1,433                 1,856
                 Other                                                 365                 1,213
                                                                  --------              --------
                 Total deferred tax assets                          16,416                20,562
                                                                  --------              --------

               Deferred tax liabilities:
                 Depreciation                                       37,429                40,221
                 State income taxes                                  3,865                 3,656
                 Other                                               4,586                 4,507
                                                                  --------              --------
                 Total deferred tax liabilities                     45,880                48,384
                                                                  --------              --------

                                                                  $ 29,464              $ 27,822
                                                                  ========              ========

      NOTE I - Stockholders' Equity
               --------------------
               The Company's Board of Directors has authorized the repurchase of up to three million shares of the Company's outstanding stock. Shares repurchased amounted to 12,100, 100,000 and 523,800 in fiscal 1994, 1993 and 1992, respectively. In July 1991, 248,032 treasury shares were issued to certain former shareholders of Replacement Enterprises, Inc. (Replacement). This issuance represents the final settlement of the Company's June 30, 1988 acquisition of Replacement.

      NOTE J - Employee Benefit Plans
               ----------------------
               1983 STOCK OPTION PLAN:
               The Company's 1983 Stock Option Plan provided for the granting of both incentive and non-qualified stock options to key employees for the purchase of the Company's common stock. The 1983 Plan terminated on April 17, 1993 and no further options may be granted. However, options still remain outstanding under the 1983 Plan. Options previously granted under the Plan extend for ten years and become exercisable in installments over the first five years.

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1994, 1993 AND 1992


      NOTE J - Employee Benefit Plans (cont.)
               ----------------------
               A summary of changes in stock options is as follows:

                                                              Number of              Price Range
                                                               Options                Per Share
                                                              ---------              -----------
               Balance January 31, 1991                       1,094,290              $6.33- 6.56
                      Granted                                   389,000               7.88- 9.88
                      Exercised                                 (89,983)                 6.56
                      Cancelled                                 (84,099)              6.56- 9.88
                                                              ---------

               Balance January 31, 1992                       1,309,208               6.33- 9.88
                      Granted                                   540,915               6.56- 9.00
                      Exercised                                 (54,744)              6.56- 9.88
                      Cancelled                                (133,266)              6.56- 9.88
                                                              ---------

               Balance January 31, 1993                       1,662,113               6.33- 9.88
                      Granted                                     4,000                  7.56
                      Exercised                                (270,591)              6.33- 9.88
                      Cancelled                                (350,984)              6.56- 9.88
                                                              ---------

               Balance January 31, 1994                       1,044,538              $6.56- 9.88
                                                              =========

               The outstanding options expire at various dates through 2003. Options for 531,818 shares, 551,739 shares and 353,471 shares were exercisable at January 31, 1994, 1993 and 1992, respectively.

               1993 EQUITY INCENTIVE PLAN:
               On December 9, 1993, the Board of Directors adopted the Agency Rent-A-Car, Inc. 1993 Equity Incentive Plan, subject to shareholder approval. This Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, common stock and restricted common stock. The total number of shares which may be granted under this plan are two million. There were 18,000 shares and no options granted under this Plan during the year ended January 31, 1994.

               EMPLOYEE STOCK PURCHASE PLAN:
               Under the 1986 Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock through payroll deductions at the month-end market price. The total number of shares available under this Plan is 510,513. The Company contributes an amount equal to 20% of the employee's payroll deduction, subject to a two-year vesting period from the date of such contribution. There were 12,133 shares, 13,428 shares and 11,368 shares purchased under this Plan during the years ended January 31, 1994, 1993 and 1992, respectively.

               EMPLOYEE 401(K) SAVINGS AND PROFIT-SHARING PLAN:
               The Company's Profit-Sharing Plan was amended to add a 401(k) savings feature effective January 1, 1994. The amended Plan covers substantially all employees who have completed one year of service with the Company.

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1994, 1993 AND 1992


      NOTE J - Employee Benefit Plans (cont.)
               ----------------------
               Contributions to this Plan by the Company are discretionary. The Company's contributions to the Plan were $5,000, $200,000 and $200,000 for the years ended January 31, 1994, 1993 and 1992, respectively.

               The amended Plan allows employees the option of purchasing common stock of the Company. On December 9, 1993, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock, subject to shareholder approval. There were 222 shares purchased under this Plan during the year ended January 31, 1994.

               The Company does not provide postretirement or postemployment benefits to its employees.

      NOTE K - Related Party Transactions
               --------------------------
               Adverama, Inc. provided the Company with placement of Yellow Pages directory advertising, printing services and promotional items amounting to $6,221,000, $7,354,000 and $6,198,000 during the years ended January 31, 1994, 1993 and 1992, respectively. Adverama, Inc. is beneficially owned by the daughter of the Company's Chairman of the Board of Directors and majority stockholder. The amount payable to Adverama, Inc. was $918,000 and $994,000 at January 31, 1994 and 1993, respectively.

      NOTE L - Financial Instruments
               ---------------------
               The Company has various financial instruments including cash and cash equivalents, installment notes receivable, notes payable, operating debt and miscellaneous other assets. Many of these instruments are short-term in nature. The Company has determined that the estimated fair value of its financial instruments approximates carrying value.

      NOTE M - Industry Segment Information
               ----------------------------
               The Company operates in two principal industry segments, rental operations and financial services. The rental operations segment includes both automobile rentals and dealership operations which sell automobiles retired from the rental fleet.

               Operating income by segment is total revenue less cost of sales and operating expenses. Income and expense not allocated to business segments include interest expense and corporate administrative costs. Corporate identifiable assets are principally cash, administrative facilities,

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1994, 1993 AND 1992


      NOTE M - Industry Segment Information (cont.)
               ----------------------------
               corporate receivables, investments and certain other assets.

               No material amounts of the Company's sales are dependent upon a single customer.

               The following outlines amounts by segments for fiscal 1994:
                                                                 Year Ended January 31, 1994
                                               -------------------------------------------------------------
                                                                        (in thousands)

                                                 Rental         Financial
                                               Operations       Services        Corporate       Consolidated
                                               ----------       ---------       ---------       ------------
                Revenue                          $295,763        $  7,419                           $303,182
                Cost of sales and
                  operating expenses              167,699             875                            168,574
                                                 --------        --------                           --------
                Operating income                  128,064           6,544                            134,608

                Depreciation and
                  amortization                     59,249              60        $  2,029             61,338
                Selling, general and
                  administrative                   27,685              --          10,452             38,137
                Interest expense                       --              --           4,565              4,565
                                                 --------        --------        --------           --------
                Income before income
                  taxes                          $ 41,130        $  6,484        $(17,046)          $ 30,568
                                                 ========        ========        ========           ========

                Identifiable assets              $250,612        $ 76,380        $ 23,129           $350,121
                                                 ========        ========        ========           ========

                Capital expenditures             $ 64,816        $    506        $  1,524           $ 66,846
                                                 ========        ========        ========           ========

                Amounts for prior years were primarily rental operations. All other segments were immaterial.

       NOTE N - Quarterly Financial Data (Unaudited)
                ------------------------------------
                The following tables set forth certain quarterly financial information (in thousands, except per share information).

                Year ended January 31, 1994:

                                      Income Before        Net                     Earnings
  Quarter          Revenue            Income Taxes        Income                  Per Share
  -------          -------            -------------       ------                  ---------
    1st            $ 82,103             $ 5,530           $ 3,484                  $ .14
    2nd              83,510               8,027             5,057                    .20
    3rd              75,660               8,336             4,318                    .17
    4th              61,909               8,675             5,379                    .21
                   --------             -------           -------                  -----
                   $303,182             $30,568           $18,238                  $ .72
                   ========             =======           =======                  =====

                Year ended January 31, 1993:

                                      Income Before        Net                     Earnings
  Quarter          Revenue            Income Taxes        Income                  Per Share
  -------          -------            -------------       ------                  ---------
    1st            $ 74,872             $ 5,848           $ 3,664                  $ .14
    2nd              86,365              10,072             6,310                    .25
    3rd              91,197               7,756             4,860                    .19
    4th              79,278               3,148             1,972                    .08
                   --------             -------           -------                  -----
                   $331,712             $26,824           $16,806                  $ .66
                   ========             =======           =======                  =====

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1994, 1993 AND 1992



     NOTE O - Special Charge
              --------------
              During the fourth quarter of fiscal 1993 the Company formulated a major plan which included the strategic realignment of its field operations and the closing of rental offices in certain high-risk, major metropolitan areas. This plan resulted in a special charge of $3,610,000 or $2,274,000 after-tax for the year ended January 31, 1993. This special charge included fleet disposition expenses, employee termination costs, lease commitments and other related closing expenses.

     Item 9.  Disagreements on Accounting and Financial Disclosure
     -------  ----------------------------------------------------
              NONE

                                PART III
                                --------

Item 10.  Directors and Executive Officers of the Registrant
- - --------  --------------------------------------------------


Directors of the Registrant
- - ---------------------------
The sections entitled "Election of Directors -- Nominees for Election at the Annual Meeting" and "Directors Whose Present Terms Will Continue After The Annual Meeting" of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 22, 1994 (the "1994 Proxy Statement") are incorporated herein by reference.


Executive Officers of the Registrant
- - ------------------------------------
Executive officers hold office until the annual meeting of the Board of Directors, subject to earlier removal by the Board of Directors.



        Name                    Age                     Position
- - ------------------              ---                     --------
Sam J. Frankino                 69              Chairman of the Board
                                                and Chief Executive Officer

Robert J. Bronchetti            46              President, Chief Financial
                                                Officer and Director

Peter T. Zackaroff              38              Executive Vice President,
                                                Chief Legal Officer and
                                                Secretary

Edward A. Burkhart              34              Executive Vice President,
                                                Rental Operations and Director

David R. Thomson                45              Executive Vice President,
                                                National Auto Credit

Kelly W. Reagan                 33              Senior Vice President,
                                                Rental Operations and Fleet
                                                and Director

James D. Vance                  43              Senior Vice President,
                                                Rental Operations

Gary J. Mooney                  46              Vice President,
                                                Auto Sales and Service

Dennis N. Ulrich                44              Vice President, Claims

Davida S. Howard                47              Vice President and Controller

- - --------  --------------------------------------------------

Sam J. Frankino
- - ---------------
      Mr. Frankino, founder and majority stockholder of the Company, has served as the Chairman of the Board of Directors of the Company since 1969. Mr. Frankino has also served as Chief Executive Officer from 1969 to 1992 and has resumed the position in December 1993.


Robert J. Bronchetti
- - --------------------
      Mr. Bronchetti, President and Chief Financial Officer, has been employed by the Company since May 1991 and was elected a Director in September 1993. Mr. Bronchetti held the position of Executive Vice President and Chief Financial Officer prior to assuming his present duties in March 1994. Previously, Mr. Bronchetti held the positions of Vice President and Chief Financial Officer and Vice President of Finance and Treasurer. Prior to 1991, Mr. Bronchetti held various financial management positions with Engelhard Corporation and its wholly-owned subsidiary, The Harshaw Chemical Company.


Peter T. Zackaroff
- - ------------------
      Mr. Zackaroff, Executive Vice President, Chief Legal Officer and Secretary, has been employed by the Company since April 1988. Mr. Zackaroff held the positions of Vice President, Chief Legal Officer and Secretary prior to assuming his present duties in April 1991.


Edward A. Burkhart
- - ------------------
      Mr. Burkhart, Executive Vice President, Rental Operations, has been employed by the Company since 1982 and was appointed a Director in April 1994. Mr. Burkhart has held numerous positions with the Company including Office Manager, District Manager, Regional Director, Regional Vice President and Senior Vice President, Rental Operations prior to assuming his present duties in March 1994.


David R. Thomson
- - ----------------
      Mr. Thomson, Executive Vice President, National Auto Credit, has been employed by the Company since February 1993. Mr. Thomson held the positions of Vice President of Sales and National Sales Manager for National Auto Credit prior to assuming his present duties in March 1994. For three years prior to 1993 he held the position of General Manager and Finance Manager at Fairchild Acura and for the period prior to 1990 he held the position of General Manager and Finance Manager at Ed Stinn Chevrolet.

- - --------  --------------------------------------------------

Kelly W. Reagan
- - ---------------
       Mr. Reagan, Senior Vice President, Rental Operations and Fleet, has been employed by the Company since 1981 and was elected a Director in May 1991. Mr. Reagan has held numerous positions with the Company including Office Manager, District Manager, Regional Director, Regional Vice President, Rental Operations, Vice President and Senior Vice President, Fleet prior to assuming his present duties in March 1994.


James D. Vance
- - --------------
       Mr. Vance, Senior Vice President, Rental Operations, has been employed by the Company since March 1988. Mr. Vance has held numerous positions with the Company including Office Manager, District Manager, Regional Director and Regional Vice President, Rental Operations prior to assuming his present duties in December 1993.


Gary J. Mooney
- - --------------
       Mr. Mooney, Vice President, Auto Sales and Service has been employed by the Company since January 1990. Mr. Mooney held the positions of Regional Director and National Director, Vehicle Sales prior to assuming his present position in May 1993. Prior to 1990, Mr. Mooney was owner and Chief Executive Officer of Able-Tex Company, Inc., a construction contractor.


Dennis N. Ulrich
- - ----------------
       Mr. Ulrich, Vice President, Claims, has been employed by the Company since July 1993. Mr. Ulrich held the position of Director of Claims prior to assuming his present duties in December 1993. He served as the Director of Claims for Credit General Insurance for one year and for the period prior, Mr. Ulrich served as Assistant Vice President, Claims, at Progressive Companies.


Davida S. Howard
- - ----------------
       Ms. Howard, Vice President and Controller, has been employed by the Company since July 1990. Ms. Howard held the position of Controller prior to assuming her present duties in March 1994. Prior to 1990, Ms. Howard was Vice President of Finance and Administration/Controller with SNS Properties, Inc.

Item 11.  Executive Compensation
- - --------  ----------------------
The section entitled "Executive Compensation" of the 1994 Proxy Statement is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
- - --------  ---------------------------------------------------
          Management
          ----------
The section entitled "Security Ownership of Certain Beneficial Owners and Management" of the 1994 Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
- - --------  ----------------------------------------------
The section entitled "Certain Transactions" of the 1994 Proxy Statement is incorporated herein by reference.

                                PART IV
                                -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports
- - --------  ----------------------------------------------------
          on Form 8-K
          -----------
(a)(1) The following financial statements are included in Part II,
       Item 8:

            Independent Auditors' Report

            Financial Statements:

              Consolidated Balance Sheets -
                January 31, 1994 and 1993

              Consolidated Statements of Income -
                Years Ended January 31, 1994, 1993 and 1992

              Consolidated Statements of Stockholders' Equity -
                Years Ended January 31, 1994, 1993 and 1992

              Consolidated Statements of Cash Flows
                Years Ended January 31, 1994, 1993 and 1992

              Notes to Consolidated Financial Statements
                Years Ended January 31, 1994, 1993 and 1992

(a)(2) The following financial schedules for the fiscal years 1994, 1993 and 1992 are submitted herewith:

            Schedule II   -                Amounts Receivable from Related
                                           Parties and Underwriters, Promoters,
                                           and Employees Other than Related
                                           Parties

            Schedule V    -                Property, Plant and Equipment

            Schedule VI   -                Accumulated Depreciation, Depletion
                                           and Amortization of Property, Plant
                                           and Equipment

            Schedule VIII -                Valuation and Qualifying Accounts

            Schedule IX   -                Short-Term Borrowings

            Schedule X    -                Supplementary Income Statement
                                           Information


       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 14.  Exhibits, Financial Statement Schedules, and Reports
- - --------  ----------------------------------------------------
          on Form 8-K (cont.)
          -----------

                                                                          PAGE
                                                                         NUMBER
(a)(3) Exhibits                                                          ------

       (3)(a)       Restated Certificate of Incorporation of
                    Agency Rent-A-Car, Inc. (incorporated by
                    reference to Exhibit 3(a) of the Company's
                    Annual Report on Form 10-K for the fiscal
                    year ended January 31, 1990 as filed on
                    April 25, 1990, File No. 0-12201).                    N/A

         (b)        By-Laws of Agency Rent-A-Car, Inc. (incorporated
                    by reference from Exhibit 3(b) of the Company's
                    Amendment No. 1 to Form S-1 Registration Statement
                    as filed on June 8, 1983, File No. 2-83408).          N/A

       (4)(a)       Specimen Stock Certificate (incorporated by
                    reference to Exhibit 4(a) of the Company's
                    Annual Report on Form 10-K for the fiscal
                    year ended January 31, 1989, File No. 0-12201).       N/A

          (b)       Form of General Motors Acceptance Corporation
                    "Leasing Inventory Security Agreement"
                    (incorporated by reference to Exhibit 4(c) of
                    the Company's Annual Report on Form 10-K for
                    fiscal year ended January 31, 1986, File
                    No. 0-12201).                                         N/A

          (c)       Form of Chrysler Credit Corporation
                    "Security Agreement - Daily Rental"
                    (incorporated by reference to Exhibit 4(d)
                    of the Company's Annual Report on Form 10-K
                    for fiscal year ended January 31, 1987, File
                    No. 0-12201).                                         N/A

      (10)(a)       Chrysler Dealership Agreements and Ford
                    Dealership Agreements (incorporated by reference
                    from Exhibits 10(c) and (d) of the Company's Form
                    S-1 Registration Statement as filed on June 8, 1983,
                    File No. 2-83408).                                    N/A

           (b)      Agency Rent-A-Car, Inc. 1983 Incentive Stock
                    Option Plan (incorporated by reference from
                    Exhibit 10(a) of the Company's Form S-1
                    Registration Statement as filed on June 8, 1983,
                    File No. 2-83408).                                    N/A

Item 14.  Exhibits, Financial Statement Schedules, and Reports
- - --------  ----------------------------------------------------
          on Form 8-K (cont.)
          -----------

                                                                           PAGE
                                                                          NUMBER
(a)(3) Exhibits (cont.)                                                   ------

      (10)(c)       Mortgage Assistance Plan (incorporated by
                    reference to Exhibit 10(g) of the Company's
                    Annual Report on Form 10-K for fiscal year
                    ended January 31, 1985, File No. 0-12201).             N/A

           (d)      Agency Rent-A-Car, Inc. 1986 Employees Stock
                    Purchase Plan (incorporated by reference from
                    the Company's Form S-8 Registration Statement
                    as filed on December 12, 1985, File No. 33-2117).      N/A

           (e)      Form of Directors' Indemnification Agreement
                    dated July 2, 1986 (incorporated by reference
                    to Exhibit 10(f) of the Company's Annual
                    Report on Form 10-K for fiscal year ended
                    January 31, 1988, File No. 0-12201).                   N/A

          (f)       Agency Rent-A-Car, Inc. 1993 Equity Incentive
                    Plan (incorporated by reference from the
                    Company's Form S-8 Registration Statement as filed
                    on December 28, 1993, File No. 33-51727).              N/A

          (g)       Agency Rent-A-Car, Inc. 401(k) Savings and
                    Retirement Plan and Trust (incorporated by reference
                    from the Company's Form S-8 Registration Statement as
                    filed on December 28, 1993, File No. 33-51729).        N/A

      (12)          Computation of Ratios.                                  48

      (21)          Subsidiaries of Agency Rent-A-Car, Inc.
                    at January 31, 1994.                                    49

      (23)          Independent Auditors' Consent.                          50

(b)    Reports on Form 8-K

                    No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES
                                   ----------


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Agency Rent-A-Car, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Agency Rent-A-Car, Inc.
                                               Registrant


Date     April 22, 1994                 By: /s/ Sam J. Frankino
     ---------------------------            -------------------------------
                                            Sam J. Frankino
                                            Chairman of the Board and
                                            Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated on April 22, 1994.


Principal Executive Officer:                Principal Financial
- - ---------------------------                 -------------------
                                            and Accounting Officer:
                                            ----------------------

/s/Sam J. Frankino                          /s/Robert J.Bronchetti
- - ---------------------------                 --------------------------
Sam J. Frankino                             Robert J. Bronchetti
Chairman of the Board and                   President, Chief Financial
Chief Executive Officer                     Officer and Director



                                Other Directors:
                                ---------------

/s/Noah T. Herndon                          /s/Joseph P. Henley
- - ---------------------------                 --------------------------
Noah T. Herndon, Director                   Joseph P. Henley, Director




/s/Per E. Hoel                              /s/Kelly W. Reagan
- - ---------------------------                 --------------------------
Per E. Hoel, Director                       Kelly W. Reagan,
                                            Senior Vice President and Director


                                                      SCHEDULE II

                                           AMOUNTS RECEIVABLE FROM RELATED PARTIES

                                              AND UNDERWRITERS, PROMOTERS, AND

                                            EMPLOYEES OTHER THAN RELATED PARTIES

                                                  (Thousands of Dollars)



     Column A                     Column B          Column C               Column D                                 Column E
     --------                     --------          --------               --------                               ----------

                                                                              Deductions                   Balance at end of period
                                  Balance at                        -----------------------------        --------------------------
                                  beginning                          Amounts           Amounts
     Name of debtor               of period         Additions       collected         written off        Current        Non-current
     --------------               ---------         ---------       ---------         -----------        -------        -----------


Year ended January 31, 1994
   Terry W. Holt       (A)         $351               $ --            $  9                --              $ 10 (D)       $332 (D)
   Kelly W. Reagan     (B)         $223               $ --            $  2                --              $  2 (D)       $219 (D)
   Paul Rochon         (C)         $133               $ --            $ 48                --              $  2 (D)       $ 83 (D)
   Acclaim Rent-A-Car              $ 30               $ --            $ 30                --              $ --           $ --

Year ended January 31, 1993
   Terry W. Holt                   $178               $180            $  7                --              $  9           $342
   Kelly W. Reagan                 $225               $ --            $  2                --              $  2           $221
   Paul Rochon                     $ 88               $ 46            $  1                --              $  2           $131
   Acclaim Rent-A-Car              $ 90               $ --            $ 60                --              $ 30           $ --
   Acquire Auto Rental             $ 40               $ 67            $107                --              $ --           $ --

Year ended January 31, 1992
   Terry W. Holt                   $184               $ --            $  6                --              $  7           $171
   Kelly W. Reagan                 $226               $ --            $  1                --              $  1           $224
   Paul Rochon                     $ 69               $ 20            $  1                --              $  1           $ 87
   Acclaim Rent-A-Car              $ 68               $ 55            $ 33                --              $ 60           $ 30
   Acquire Auto Rental             $ 45               $218            $223                --              $ 40           $ --


Notes:

(A) The receivable from Terry W. Holt consists of two secured, interest-bearing mortgage notes receivable each bearing interest at 7.5%.

(B) The receivable from Kelly W. Reagan consists of a secured interest-bearing mortgage note receivable of $147,000 and a loan secured by the Company's stock for $76,000. Both the mortgage note and loan bear interest at a rate of 7.5%.

(C) The receivable from Paul F. Rochon consists of a secured, interest-bearing mortgage note receivable at 7.5%.

(D) Amounts included in Accounts and Notes Receivable.



                                                           SCHEDULE V

                                                 PROPERTY, PLANT AND EQUIPMENT

                                                     (Thousands of Dollars)


          Column A               Column B         Column C          Column D           Column E                Column F
          --------               --------         --------          --------           --------                --------
                                 Balance at                                            Other changes           Balance
                                 beginning        Additions                            add (deduct)            at end
  Classification                 of period         at cost          Retirements             (A)                of period
  --------------                 ---------        ---------         -----------        -------------           ---------
Year ended
- - ----------
  January 31, 1994
  ----------------
    Rental automobiles           $384,636          $ 60,398          $ 83,600          $(114,162)              $247,272
    Dealership
      inventory                    13,085             2,814            64,884             75,413                 26,428
    Other property
      and equipment                35,983             3,634             4,839             (3,163)                31,615
                                 --------          --------          --------          ---------               --------

                                 $433,704          $ 66,846          $153,323          $ (41,912)              $305,315
                                 ========          ========          ========          =========               ========



Year ended
  January 31, 1993
  ----------------
    Rental automobiles           $368,227          $177,865          $ 82,914          $ (78,542)              $384,636
    Dealership
      inventory                     7,338             3,334            44,274             46,687                 13,085
    Other property
      and equipment                30,262             9,308             1,388             (2,199)                35,983
                                 --------          --------          --------          ---------               --------

                                 $405,827          $190,507          $128,576          $ (34,054)              $433,704
                                 ========          ========          ========          =========               ========



Year ended
- - ----------
  January 31, 1992
  ----------------
    Rental automobiles           $355,578          $185,710          $135,855          $ (37,206)              $368,227
    Dealership
      inventory                        --               856             8,310             14,792                  7,338
    Other property
      and equipment                27,413             4,139             1,144               (146)                30,262
                                 --------          --------          --------          ---------               --------

                                 $382,991          $190,705          $145,309          $ (22,560)              $405,827
                                 ========          ========          ========          =========               ========




    (A) Consists primarily of inventory transfers from rental automobiles to dealership inventory.




                                                          SCHEDULE VI

                                         ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

                                                 OF PROPERTY, PLANT AND EQUIPMENT

                                                     (Thousands of Dollars)


       Column A                   Column B         Column C           Column D              Column E            Column F
       --------                  ----------       ----------         -----------          ------------          ---------
                                                  Additions
                                 Balance at       charged to                              Other changes         Balance
                                 beginning        costs and                               add (deduct)          at end
Classification                   of period         expenses          Retirements              (A)               of period
- - --------------                   ----------       ----------         -----------          ------------          ---------
Year ended
- - ----------
  January 31, 1994
  ----------------
    Rental automobiles           $ 78,688         $52,326            $ 27,357             $(38,812)             $ 64,845
    Other property
      and equipment                10,441           4,681               2,669               (2,650)                9,803
                                 --------         -------            --------             --------              --------

                                 $ 89,129         $57,007            $ 30,026             $(41,462)             $ 74,648
                                 ========         =======            ========             ========              ========


Year ended
- - ----------
  January 31, 1993
  ----------------
    Rental automobiles           $ 77,564         $66,669            $ 29,226             $(36,319)             $ 78,688
    Other property
      and equipment                 8,235           3,755                 598                 (951)               10,441
                                 --------         -------            --------             --------              --------

                                 $ 85,799         $70,424            $ 29,824             $(37,270)             $ 89,129
                                 ========         =======            ========             ========              ========


Year ended
- - ----------
  January 31, 1992
  ----------------
    Rental automobiles           $100,385         $64,042            $ 68,511             $(18,352)             $ 77,564
    Other property
      and equipment                 5,700           3,131                 570                  (26)                8,235
                                 --------         -------            --------             --------              --------

                                 $106,085         $67,173            $ 69,081             $(18,378)             $ 85,799
                                 ========         =======            ========             ========              ========




    (A) Consists primarily of inventory transfers from rental automobiles to dealership inventory.




                                                         SCHEDULE VIII

                                               VALUATION AND QUALIFYING ACCOUNTS

                                                     (Thousands of Dollars)





          Column A                          Column B            Column C                 Column D           Column E
          --------                         ----------       --------------------         --------           ---------

                                           Balance at           Additions                                   Balance
                                           beginning            Charged to:                                 at end
    Description                            of period       Expenses       Other          Deductions         of period
- - -------------------                        ----------      --------     --------         ----------         ----------
Year ended
- - ----------
  January 31, 1994
  ----------------
    Allowance for
      doubtful accounts                     $ 5,317         $ 4,441          --           $ 4,284            $ 5,474

    Self-insurance claims                   $46,800         $14,417          --           $26,792            $34,425

    Allowance for loan losses               $   158         $ 1,710          --           $   154            $ 1,714


Year ended
- - -----------
  January 31, 1993
  ----------------
    Allowance for
      doubtful accounts                     $ 5,315         $ 5,281          --           $ 5,279            $ 5,317

    Self-insurance claims                   $45,700         $24,410          --           $23,310            $46,800

    Allowance for loan losses               $    --         $   160          --           $     2            $   158


Year ended
- - ----------
  January 31, 1992
  ----------------
    Allowance for
      doubtful accounts                     $ 4,572         $ 5,343          --           $ 4,600            $ 5,315

    Self-insurance claims                   $40,500         $24,511          --           $19,311            $45,700


                                                                  SCHEDULE IX

                                                             SHORT-TERM BORROWINGS

                                                             (Thousands of Dollars)



Column A                              Column B           Column C       Column D              Column E                 Column F
- - --------                             ----------         ---------     -------------       -----------------          ------------

                                                        Weighted        Maximum              Approximate            Weighted average
                                     Balance at         average          amount             average amount             interest
Category of aggregate                  end of           interest      outstanding            outstanding             rate during
short-term borrowing                   period             rate        during period       during period (A)          period (B)
- - --------------------                 ----------         --------      -------------       -----------------         ------------
Year ended
- - ----------
  January 31, 1994
  ----------------
    Payable to banks/
      stock repurchase               $  9,590            3.40%          $  9,590             $  9,483                  3.28%

    Payable to banks/
      operating debt                 $  1,510            3.40%          $ 20,645             $  6,821                  3.28%

    Commercial paper                 $ 66,981            3.34%          $134,069             $108,336                  3.44%

Year ended
- - ----------
  January 31, 1993
  ----------------
    Payable to banks/
      stock repurchase               $  9,455            3.40%          $  9,455             $  8,939                  3.78%

    Payable to banks/
      operating debt                 $ 10,445            3.40%          $ 30,945             $ 15,476                  3.78%

    Commercial paper                 $134,863            3.71%          $159,101             $136,929                  4.32%

Year ended
- - ----------
  January 31, 1992
  ----------------
    Payable to banks/
      stock repurchase               $  8,755            4.74%          $  8,755             $  7,359                  5.68%

    Payable to banks/
      operating debt                 $  3,345            4.67%          $ 27,745             $  9,256                  5.68%

    Commercial paper                 $122,455            5.34%          $128,263             $106,575                  6.33%




   (A) Computed by dividing the total weighted principal outstanding during the period by the number of days in the year.

   (B) Computed by dividing total interest expense by approximate average amount outstanding during period (Column E).





                                                   SCHEDULE X

                                      SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                             (Thousands of Dollars)





                  Column A                                                    Column B
                  --------                                                  ------------

                                                                               Charged
                                                                              to Costs
                    Item                                                    and Expenses
                  --------                                                  ------------
          Maintenance and Repairs

                  Year ended January 31, 1994                                  $11,578

                  Year ended January 31, 1993                                  $19,621

                  Year ended January 31, 1992                                  $17,351




          Amounts for depreciation and amortization of intangible assets, preoperating costs and similar deferrals, taxes other than payroll and income taxes, royalties and advertising costs are not presented as such amounts are either not applicable or are less than 1% of net sales.
