Form 10-Q
period 1994-04-30
AGENCY RENT A CAR INC
filed 1994-06-10
CIK 718936

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                   FORM 10-Q
(MARK ONE)

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----      EXCHANGE ACT OF 1934

For the quarterly period ended    April 30, 1994
                               ---------------------------------------
                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to __________________

                    Commission file number     0-12201

                          AGENCY RENT-A-CAR, INC.
         (Exact name of registrant as specified in its charter)

            DELAWARE                                  34-1050582
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                30000 Aurora Road,  Solon, Ohio  44139
       (Address of principal executive offices and zip code)

Registrant's telephone number, including area code  (216) 349-1000
                                                    --------------
_________________________________________________________________________
   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF CHANGED SINCE LAST REPORT.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes   X    No
                                                        -----     -----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BAMKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court.                                Yes _____     No _____

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,786,988 shares as of May 31, 1994.


                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                        PAGE NUMBER
                                                                                         -----------
PART I.  FINANCIAL INFORMATION:

  Item 1.          Financial Statements

                   Consolidated Balance Sheets -
                   April 30, 1994 and January 31, 1994                                        1 - 2

                   Consolidated Statements of Income - Three Months
                   Ended April 30, 1994 and 1993                                                3

                   Consolidated Statements of Cash Flows -
                   Three Months Ended April 30, 1994 and 1993                                   4

                   Notes to Consolidated Financial Statements                                 5 - 7


  Item 2.          Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                              8 - 10


PART II. OTHER INFORMATION:

  Item 6.          Exhibits and Reports on Form 8-K                                             11


                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)


                                     ASSETS

                                                                     APRIL 30,              JANUARY 31,
                                                                       1994                    1994
                                                                    -----------             -----------
                                                                    (Unaudited)

CASH AND CASH EQUIVALENTS                                           $  1,897                $    758

ACCOUNTS AND NOTES RECEIVABLE (Note B)                               119,514                  93,347

PREPAID EXPENSES                                                       4,834                   5,979

PROPERTY AND EQUIPMENT
  Rental automobiles                                                 216,026                 247,272
  Dealership inventory                                                26,471                  26,428
  Other property and equipment                                        29,860                  31,615
                                                                    --------                --------
                                                                     272,357                 305,315
  Less: accumulated depreciation                                     (70,579)                (74,648)
                                                                    --------                --------
                                                                     201,778                 230,667

OTHER ASSETS                                                          18,518                  19,370
                                                                    --------                --------

                                                                    $346,541                $350,121
                                                                    ========                ========

See notes to consolidated financial statements.


                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (Thousands of Dollars, Except Per Share Amounts)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     APRIL 30,              JANUARY 31,
                                                                       1994                    1994
                                                                    -----------             -----------
                                                                    (Unaudited)

LIABILITIES
  Accounts payable and accrued expenses                             $ 15,972                $ 13,609
  Dealer holdbacks, net                                               20,741                  13,704
  Self-insurance claims                                               33,036                  34,425
  Notes payable                                                        9,590                   9,590
  Operating debt (Note C)                                             52,352                  68,491
  Deferred income taxes                                               32,749                  33,045
                                                                    --------                --------
                                                                     164,440                 172,864
                                                                    --------                --------

STOCKHOLDERS' EQUITY
  Preferred stock - $.05 par value,
    authorized 2,000,000 shares,
    none issued                                                           --                      --

  Common stock - $.05 par value,
    authorized 30,000,000 shares,
      26,707,094 issued at April 30,
      26,649,322 issued at January 31                                  1,336                   1,333

  Additional paid-in capital                                         123,463                 122,905

  Retained earnings (including cumulative
    foreign currency translation loss
    of $1,241 at April 30 and $895 at
    January 31)                                                       65,159                  60,876

  Treasury stock, at cost, 960,668 shares
    at April 30 and January 31                                        (7,857)                 (7,857)
                                                                    --------                --------
                                                                     182,101                 177,257
                                                                    --------                --------

                                                                    $346,541                $350,121
                                                                    ========                ========

See notes to consolidated financial statements.


                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

               (Thousands of Dollars, Except Per Share Amounts)

                                  (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                               APRIL 30,
                                                                      --------------------------
                                                                        1994               1993
                                                                      -------            -------
REVENUE
  Automobile rentals                                                  $39,139            $65,395
  Dealership operations                                                19,126             16,218
  Financial services                                                    4,192                490
                                                                      -------            -------
    Total                                                              62,457             82,103

COSTS AND EXPENSES
  Cost of goods sold and operating expenses:
    Automobile rentals                                                 17,332             29,040
    Dealership operations                                              18,482             15,843
    Financial services                                                    469                 98
  Depreciation and amortization                                        11,443             19,043
  Selling, general and administrative                                   6,566             11,141
  Interest                                                                638              1,408
                                                                      -------            -------
    Total                                                              54,930             76,573
                                                                      -------            -------


INCOME BEFORE INCOME TAXES                                              7,527              5,530

PROVISION FOR INCOME TAXES                                              2,898              2,046
                                                                      -------            -------

NET INCOME                                                            $ 4,629            $ 3,484
                                                                      =======            =======

EARNINGS PER SHARE                                                    $   .18            $   .14
                                                                      =======            =======

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (000's)                                           25,732             25,406
                                                                      =======            =======

See notes to consolidated financial statements.


                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)

                                  (Unaudited)


                                                                                     THREE MONTHS ENDED
                                                                                          APRIL 30,
                                                                                -----------------------------
                                                                                  1994                 1993
                                                                                --------             --------

Cash Flows from Operating Activities:
   Net income                                                                   $  4,629            $  3,484
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                            11,443              19,043
         Provision for credit losses                                                 994                 670
         Deferred income taxes                                                    (3,587)                (83)
         Changes in operating assets and liabilities:
            Accounts receivable                                                    3,622               3,968
            Accounts payable and accrued expenses                                  2,363                 347
            Self-insurance claims                                                 (1,389)             (3,465)
            Other operating assets and liabilities                                 6,266               2,880
                                                                                --------            --------

          Net cash provided by operating activities                               24,341              26,844
                                                                                --------            --------

Cash Flows from Investing Activities:
   Principal collected on installment notes receivable                             8,382                 991
   Purchase of rental automobiles                                                 (8,027)            (36,781)
   Proceeds from sale of rental automobiles                                        8,043              18,777
   Purchase of other property and equipment                                         (198)             (2,808)
   Advances to dealers and payments of dealer holdbacks                          (15,381)               (588)
   Other investing activities, net                                                   (96)               (781)
                                                                                --------            --------

          Net cash used in investing activities                                   (7,277)            (21,190)
                                                                                --------            --------

Cash Flows from Financing Activities:
   Principal payments, net of new borrowings on
     operating debt and notes payable                                            (16,139)             (5,707)
   Other financing activities, net                                                   214                  78
                                                                                --------            --------

          Net cash used in financing activities                                  (15,925)             (5,629)
                                                                                --------            --------

Increase in cash and cash equivalents                                              1,139                  25

Cash and cash equivalents at beginning of period                                     758               1,383
                                                                                --------            --------

Cash and cash equivalents at end of period                                      $  1,897            $  1,408
                                                                                ========            ========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                                $    680            $  1,907
                                                                                ========            ========
   Income taxes paid                                                            $  3,059            $    462
                                                                                ========            ========

Supplemental Schedule of Non-Cash Investing Activities:
   Sale of rental automobiles and dealership inventory                          $ 17,342            $  9,884
   Additions to dealer holdback, net                                              22,418               1,537
                                                                                --------            --------
   Addition to installment notes receivable, net                                $ 39,760            $ 11,421
                                                                                ========            ========

See notes to consolidated financial statements.

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS

               The consolidated balance sheet at April 30, 1994, the consolidated statements of income and the consolidated statements of cash flows for the three-month periods ended April 30, 1994 and 1993, have been prepared by the Company without audit. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at April 30, 1994 and for all periods presented have been made.

               Certain prior period amounts have been reclassified to conform with the current year presentation.

               Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 1994 Form 10-K Annual Report. The results of operations for the three-month period ended April 30, 1994 may not necessarily be indicative of the operating results for the full year.

               Earnings per share are computed on the basis of the weighted average common shares outstanding during the period. Common share equivalents have been excluded from this computation since they have less than a 3% dilutive effect.

               Management periodically reviews depreciation rates and revises, where appropriate, based upon a variety of factors including the strength of the used car market, general economic conditions and estimated useful life. Gains and losses upon the sale of rental automobiles are either recorded as an adjustment to depreciation expense or are included in dealership operations, depending on the method of disposal. The net gain from the sale of automobiles totalled $696,000 and $513,000 for the quarters ended April 30, 1994 and 1993, respectively. The number of automobiles sold by the Company, either through dealership operations or other methods, were 3,016 and 4,648 for the three months ended April 30, 1994 and 1993, respectively.

               Dealership inventory is stated at lower of cost or estimated wholesale market.

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE A - CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

               Dealer holdbacks are the amounts payable to member dealers from the acceptance of retail installment contracts, net of cash advanced. The cash advances are based upon certain criteria and are interest-bearing at the prime rate less 3%. The dealer holdbacks protect the Company from potential losses associated with the installment contracts. The dealer holdbacks are not paid until all advances related to a particular dealer have been recovered. At April 30, 1994 and January 31, 1994 the components of dealer holdbacks were payables of $92,323,000 and $61,418,000 net of $71,582,000 and $47,714,000 of advances, respectively.

NOTE B - ACCOUNTS AND NOTES RECEIVABLE

          Components of accounts and notes receivable were as follows:

                                                                   April 30,              January 31,
                                                                     1994                    1994
                                                                  -----------             -----------
                                                                            (In thousands)
               Trade accounts                                        $ 16,596                $ 20,840
               Less: allowance for doubtful accounts                   (4,384)                 (5,474)
                                                                     --------                --------
                 Trade accounts, net                                   12,212                  15,366

               Installment notes receivable                           129,540                  93,233
               Unearned income                                        (21,685)                (16,036)
               Less: allowance for loan losses                         (2,583)                 (1,714)
                                                                     --------                --------
                 Installment notes receivable, net                    105,272                  75,483

               Other                                                    2,030                   2,498
                                                                     --------                --------
                                                                     $119,514                $ 93,347
                                                                     ========                ========

               Trade accounts are receivables generated when the Company rents automobiles, principally to individuals whose automobiles are out of service due to accident, theft, damage or major repair. The Company extends credit to the customer's insurance company when coverage is provided, or to their corporate employer, as applicable, to cover the cost of the rental.

               Installment notes receivable are loans made by the Company's finance subsidiary which is principally engaged in the financing of used automobiles. The Company records the gross amount of the contract as an installment note receivable and the amount of its discount as unearned income. For balance sheet presentation, the unearned income is netted from the gross amount of the note. Installment notes generally have initial terms ranging from 12 to 42 months with an average initial term of 30 months. The notes are collateralized by the related vehicle.

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE C- OPERATING DEBT

               Operating debt consisted of the following:

                                                                    April 30,            January 31,
                                                                      1994                  1994
                                                                   -----------           -----------
                                                                            (In thousands)
               Commercial paper                                       $ 50,242              $ 66,981
               Unsecured lines of credit                                 2,110                 1,510
                                                                      --------              --------
                                                                      $ 52,352              $ 68,491
                                                                      ========              ========

                The Company has an unsecured short-term commercial paper program in the aggregate of $200 million. Outstanding commercial paper was borrowed at a weighted average interest rate of 3.65% and 3.34% at April 30, 1994 and January 31, 1994, respectively.

                At April 30, 1994, the Company had short-term unsecured lines of credit with banks totalling $144 million, net of outstanding letters of credit. There are no fees or compensating balances associated with these credit facilities which are provided on an uncommitted basis.

                Borrowings under these lines of credit were at a weighted average interest rate of 3.85% and 3.40% at April 30, 1994 and January 31, 1994, respectively.

                The Company maintains a committed bank facility of $40 million. There are no compensating balances associated with this facility and, as of April 30, 1994, the Company is in full compliance with all restrictive covenants. The agreement expires March 12, 1995 and can be extended at the discretion of the parties. As of April 30, 1994 there have been no borrowings under this agreement.

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
                                    OVERVIEW

       Net income for the quarter ended April 30, 1994 was $4.6 million or $.18 per share as compared to $3.5 million or $.14 per share for the quarter ended April 30, 1993. The growth in earnings is attributable to the increase in earnings from National Auto Credit (NAC), the Company's financial services subsidiary. NAC's contribution exceeded 40% of the earnings for the current quarter. Also during the quarter the Company's Board of Directors approved changing the Company's name to National Auto Credit. This change is expected to be ratified by the shareholders at the June 22, 1994 Annual Meeting.

                               FINANCIAL SERVICES

       Financial services revenue, generated by National Auto Credit, consisting primarily of interest and fee income, increased to $4.2 million for the first quarter of fiscal 1995 up from $.5 million for the same quarter during the prior year. Gross installment notes receivable were $129.5 million at April 30, 1994 representing approximately 18,000 contracts financed from over 1,100 enrolled dealers. At April 30, 1993, installment notes receivable were $18.2 million on 2,700 contracts financed from 330 enrolled dealers.

       Operating margin exceeds 85% as operating expenses increased by $371,000 from the year before to $469,000 for the quarter ended April 30, 1994. This increase results from the considerable business expansion that has occurred over the past year.

       To service this growth, NAC opened its fifth branch location in the first quarter of this fiscal year. During the first quarter of fiscal 1994, NAC was operating one branch location. To keep pace with the significant growth in member dealers and the related receivables portfolio, NAC expects to open one additional branch prior to year end.

                               AUTOMOBILE RENTALS

       Automobile rental revenue decreased to $39.1 million for the quarter ended April 30, 1994, from $65.4 million the year before. This decline is principally attributable to the reduction in average fleet from 36,000 cars for the quarter ended April 30, 1993 to an average of 22,000 cars rented by an average of 426 offices during the current quarter. Fleet utilization and rental rates remained relatively constant in the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994.

       Operating expenses decreased 40% from $29.0 million for the three months ended April 30, 1993 to $17.3 million for the same period ended April 30, 1994. This reduction is reflective of office closings in high-risk major metropolitan areas and other unprofitable offices and is directly proportionate with the reduction in fleet size.

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       As the Company continues to closely scrutinize operating margins, in an effort to maximize profitability and return on investment, further consolidations are anticipated. By year end the Company expects to be operating approximately 300 offices geographically concentrated in the major metropolitan areas across the country with the greatest potential for profit. The Company's fleet will be reduced further, through these consolidations, by several thousand units.

                             DEALERSHIP OPERATIONS

       Dealership operations consists of used car sales generated by the Company's subsidiary, Agency Auto Sales (AAS). Dealership revenue was $19.1 million for the quarter ended April 30, 1994 up from the $16.2 million the year before. Increased revenues resulted mainly from higher average selling prices.

       At April 30, 1993 fifteen retail locations were in operation. These locations were either closed or converted to processing centers for the sale and distribution of retired fleet vehicles to NAC member dealers for retail sale. At April 30, 1994 there were nine of these centers in operation. Improved margins have been realized through higher selling prices coupled with lower operating expenses.

                            OTHER COSTS AND EXPENSES

       DEPRECIATION AND AMORTIZATION EXPENSE declined 40% to $11.4 million in the first quarter of fiscal 1995 compared to $19.0 for the same period one year ago. This is directly proportionate with the significant reduction in fleet size. The average depreciation rate, of approximately 1.5%, remained constant between periods.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased by $4.5 million from $11.1 million last year to $6.6 million for the quarter ended April 30, 1994. This decline is directly attributable to strategically planned across-the-board cost reductions associated with the downsizing of rental operations.

       INTEREST EXPENSE for the three months ended April 30, 1994 was $.6 million, a 55% decrease from the $1.4 million a year earlier. This decline is largely due to the reduction in the average debt level from $154.5 million to $66.8 million.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal sources of internally generated funds are cash flow from operations and principal collected on installment notes. Total cash generated from these sources during the first three months of the year amounted to $32.7 million compared to $27.8 million for the first three months of fiscal 1994.

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       External sources of funds available to the Company at April 30, 1994 amounted to $200 million in commercial paper, $144 million in unsecured uncommitted short-term bank lines of credit, $40 million in unsecured committed bank lines of credit and $75 million in lines of credit with automobile manufacturers. The Company also maintains the flexibility to selectively utilize alternative financing sources for the purchase of fleet vehicles. Outstanding borrowings at April 30, 1994 amounted to $50.2 million in commercial paper and $11.7 million in unsecured uncommitted short-term lines of credit.

       The Company believes it has sufficient internal and external sources of funds available to meet its current obligations, to fund current operating and capital requirements and to finance future growth.

       The ratio of operating debt to total capital was 20% at April 30, 1994 compared to 25% at January 31, 1994. The decline reflects lower debt levels as a result of a reduction in fleet purchases necessary to support the reduced fleet size. It is anticipated that debt levels will decline further due to the minimal number of fleet purchases planned.

                    AGENCY RENT-A-CAR, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended April 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AGENCY RENT-A-CAR, INC.


Date:     June 9, 1994           By: /S/ Sam J. Frankino
     ---------------------           -------------------------
                                     Sam J. Frankino
                                     Chairman of the Board and
                                     Chief Executive Officer


                                 By: /S/ Robert J. Bronchetti
                                     -------------------------
                                     President and
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)