Form 10-Q
period 1994-07-31
NATIONAL AUTO CREDIT INC
filed 1994-09-12
CIK 718936

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q
(MARK ONE)

 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- - ---         EXCHANGE ACT OF 1934

For the quarterly period ended         July 31, 1994
                               -----------------------------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---         EXCHANGE ACT OF 1934

For the transition period from ___________________  to __________________

                    Commission file number     0-12201
                                           ------------------

                          NATIONAL AUTO CREDIT, INC.
- - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                  34-1050582
- - ----------------------------------         -----------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


                   30000 Aurora Road,  Solon, Ohio  44139
- - ------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)


Registrant's telephone number, including area code  (216) 349-1000
                                                   ---------------------------

                           AGENCY RENT-A-CAR, INC.
- - ------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF CHANGED SINCE LAST REPORT.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X       No
                                                   ------       ------

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.                                         Yes           No
                                                   ------       ------

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,876,201 shares as of August 31, 1994.


                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS




                                                                                    PAGE NUMBER
                                                                                    -----------
PART I.  FINANCIAL INFORMATION:


  Item 1.          Financial Statements

                   Consolidated Balance Sheets -
                   July 31, 1994 and January 31, 1994                                    1 - 2

                   Consolidated Statements of Income - Three Months
                   and Six Months Ended July 31, 1994 and 1993                             3

                   Consolidated Statements of Cash Flows -
                   Six Months Ended July 31, 1994 and 1993                                 4

                   Notes to Consolidated Financial Statements                            5 - 7


  Item 2.          Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                         8 - 11


PART II. OTHER INFORMATION:

  Item 4.          Submission of Matters to a Vote of
                   Security Holders                                                       12

  Item 6.          Exhibits and Reports on Form 8-K                                       12



                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)


                                     ASSETS

                                                                      JULY 31,              JANUARY 31,
                                                                       1994                    1994
                                                                    -----------             -----------
                                                                    (Unaudited)
CASH AND CASH EQUIVALENTS                                           $    538                $    758

ACCOUNTS AND NOTES RECEIVABLE (Note B)                               137,659                  93,347

PREPAID EXPENSES                                                       4,542                   5,979

PROPERTY AND EQUIPMENT
  Rental automobiles                                                 186,000                 247,272
  Dealership inventory                                                24,788                  26,428
  Other property and equipment                                        29,224                  31,615
                                                                    --------                --------
                                                                     240,012                 305,315
  Less: accumulated depreciation                                     (68,504)                (74,648)
                                                                    --------                --------
                                                                     171,508                 230,667

OTHER ASSETS                                                          17,192                  19,370
                                                                    --------                --------

                                                                    $331,439                $350,121
                                                                    ========                ========






See notes to consolidated financial statements.


                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (Thousands of Dollars, Except Per Share Amounts)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                      JULY 31,              JANUARY 31,
                                                                       1994                    1994
                                                                    -----------             -----------
                                                                    (Unaudited)
LIABILITIES
  Accounts payable and accrued expenses                             $ 12,918                $ 13,609
  Dealer holdbacks, net                                               25,757                  13,704
  Self-insurance claims                                               31,196                  34,425
  Notes payable                                                        9,590                   9,590
  Operating debt (Note C)                                             33,884                  68,491
  Deferred income taxes                                               28,087                  33,045
                                                                    --------                --------
                                                                     141,432                 172,864
                                                                    --------                --------

STOCKHOLDERS' EQUITY
  Preferred stock - $.05 par value,
    authorized 2,000,000 shares,
    none issued                                                           --                      --

  Common stock - $.05 par value,
    authorized 30,000,000 shares,
      26,863,496 issued at July 31,
      26,649,322 issued at January 31                                  1,344                   1,333

  Additional paid-in capital                                         124,716                 122,905

  Retained earnings (including cumulative
    foreign currency translation loss
    of $1,242 at July 31 and $895 at
    January 31)                                                       71,804                  60,876

  Treasury stock, at cost, 960,668 shares
    at July 31 and January 31                                         (7,857)                 (7,857)
                                                                    --------                --------
                                                                     190,007                 177,257
                                                                    --------                --------

                                                                    $331,439                $350,121
                                                                    ========                ========






See notes to consolidated financial statements.



                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                (Thousands of Dollars, Except Per Share Amounts)

                                  (Unaudited)



                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JULY 31,                       JULY 31,
                                                               -----------------------       ------------------------
                                                                 1994            1993          1994             1993
                                                               -------         -------       --------        --------
REVENUE
  Automobile rentals                                           $36,119         $61,196       $ 75,258        $126,591
  Dealership operations                                         15,889          21,013         35,015          37,231
  Financial services                                             5,314           1,301          9,506           1,791
                                                               -------         -------       --------        --------
    Total                                                       57,322          83,510        119,779         165,613

COSTS AND EXPENSES
  Cost of goods sold and operating expenses:
    Automobile rentals                                          15,121          25,632         32,453          54,672
    Dealership operations                                       14,990          21,439         33,472          37,282
    Financial services                                             714             186          1,183             284
  Depreciation and amortization                                  9,601          16,471         21,044          35,514
  Selling, general and administrative                            5,488          10,413         12,054          21,554
  Interest                                                         601           1,342          1,239           2,750
                                                               -------         -------       --------        --------
    Total                                                       46,515          75,483        101,445         152,056
                                                               -------         -------       --------        --------


INCOME BEFORE INCOME TAXES                                      10,807           8,027         18,334          13,557

PROVISION FOR INCOME TAXES                                       4,161           2,970          7,059           5,016
                                                               -------         -------       --------        --------

NET INCOME                                                     $ 6,646         $ 5,057       $ 11,275        $  8,541
                                                               =======         =======       ========        ========

EARNINGS PER SHARE                                             $   .26         $   .20       $    .44        $    .34
                                                               =======         =======       ========        ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (000's)                                    25,839          25,434         25,786          25,420
                                                               =======         =======       ========         =======






See notes to consolidated financial statements.



                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)

                                  (Unaudited)


                                                                                          SIX MONTHS ENDED
                                                                                               JULY 31,
                                                                                     ----------------------------
                                                                                       1994                1993
                                                                                     --------            --------
Cash Flows from Operating Activities:
   Net income                                                                        $ 11,275            $  8,541
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                                 21,044              35,514
         Provision for credit losses                                                    1,395               1,133
         Deferred income taxes                                                         (3,878)               (247)
         Changes in operating assets and liabilities:
            Accounts receivable                                                         5,008               5,848
            Accounts payable and accrued expenses                                        (691)             (1,623)
            Self-insurance claims                                                      (3,229)             (5,376)
            Other operating assets and liabilities                                        688               3,627
                                                                                     --------            --------

          Net cash provided by operating activities                                    31,612              47,417
                                                                                     --------            --------

Cash Flows from Investing Activities:
   Principal collected on installment notes receivable                                 17,997               2,246
   Purchase of rental automobiles                                                     (10,251)            (60,998)
   Proceeds from sale of rental automobiles                                            15,907              41,257
   Purchase of other property and equipment                                              (420)             (3,673)
   Advances to dealers and payments of dealer holdbacks                               (21,976)             (4,221)
   Other investing activities, net                                                         44                (534)
                                                                                     --------            --------

          Net cash provided by (used in) investing activities                           1,301             (25,923)
                                                                                     --------            --------

Cash Flows from Financing Activities:
   Principal payments, net of new borrowings on
     operating debt and notes payable                                                 (34,607)            (21,657)
   Other financing activities, net                                                      1,474                 132
                                                                                     --------            --------

          Net cash used in financing activities                                       (33,133)            (21,525)
                                                                                     --------            --------

Decrease in cash and cash equivalents                                                    (220)                (31)

Cash and cash equivalents at beginning of period                                          758               1,383
                                                                                     --------            --------

Cash and cash equivalents at end of period                                           $    538            $  1,352
                                                                                     ========            ========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                                     $  1,392            $  3,245
                                                                                     ========            ========
   Income taxes paid                                                                 $ 11,732            $  4,113
                                                                                     ========            ========

Supplemental Schedule of Non-Cash Investing Activities:
   Sale of rental automobiles and dealership inventory                               $ 33,312            $ 22,359
   Additions to dealer holdback, net                                                   38,132               8,373
                                                                                     --------            --------
   Additions to installment notes receivable, net                                    $ 71,444            $ 30,732
                                                                                     ========            ========



See notes to consolidated financial statements.


                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



NOTE A - Consolidated Financial Statements
         ---------------------------------

         The accompanying consolidated financial statements include the accounts of National Auto Credit, Inc. (formerly Agency Rent-A-Car, Inc.) and its subsidiaries.

         The consolidated balance sheet at July 31, 1994, the consolidated statements of income and the consolidated statements of cash flows for the three-month and six-month periods ended July 31, 1994 and 1993, have been prepared by the Company without audit. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at July 31, 1994 and for all periods presented have been made.

         Certain prior period amounts have been reclassified to conform with the current year presentation.

         Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 1994 Form 10-K Annual Report. The results of operations for the three-month and six-month periods ended July 31, 1994 may not necessarily be indicative of the operating results for the full year.

         Earnings per share are computed on the basis of the weighted average common shares outstanding during the period. Common share equivalents have been excluded from this computation since they have less than a 3% dilutive effect.

         Management periodically reviews depreciation rates and revises, where appropriate, based upon a variety of factors including the strength of the used car market, general economic conditions and estimated useful life. Gains and losses upon the sale of rental automobiles are either recorded as an adjustment to depreciation expense or are included in dealership operations, depending on the method of disposal. The net gain from the sale of automobiles totalled $1,185,000 and $742,000 for the quarters ended July 31, 1994 and 1993, respectively. The gain for the six months ended July 31, 1994 and 1993 was $1,881,000 and $1,255,000, respectively. The number of automobiles sold by the Company, either through dealership operations or other methods, were 2,891 and 5,096 for the quarters ended July 31, 1994 and 1993 respectively, and 5,907 and 9,744 for the six months ended July
         31, 1994 and 1993, respectively.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE A - Consolidated Financial Statements (cont.)
         -----------------------------------------

         Dealership inventory is stated at lower of cost or estimated wholesale market.

         Dealer holdbacks are the amounts payable to member dealers from the acceptance of retail installment contracts, net of cash advanced. The cash advances are based upon certain criteria and are interest-bearing at the prime rate less 3%. The dealer holdbacks protect the Company from potential losses associated with the installment contracts. The dealer holdbacks are not paid until all advances related to a particular dealer have been recovered. At July 31, 1994 and January 31, 1994 the components of dealer holdbacks were payables of $112,054,000 and $61,418,000 net of $86,297,000 and $47,714,000 of
         advances, respectively.

NOTE B - Accounts and Notes Receivable
         -----------------------------

         Components of accounts and notes receivable were as follows:

                                                                      July 31,              January 31,
                                                                       1994                    1994
                                                                    -----------             -----------
                                                                              (In thousands)
         Trade accounts                                             $ 15,417                $ 20,840
         Less: allowance for doubtful accounts                        (3,835)                 (5,474)
                                                                    --------                --------
           Trade accounts, net                                        11,582                  15,366

         Installment notes receivable                                152,179                  93,233
         Unearned income                                             (24,584)                (16,036)
         Less: allowance for loan losses                              (2,792)                 (1,714)
                                                                    --------                --------
           Installment notes receivable, net                         124,803                  75,483

         Other                                                         1,274                   2,498
                                                                    --------                --------
                                                                    $137,659                $ 93,347
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

         Installment notes receivable are loans made by the Company's finance subsidiary which is principally engaged in the financing of used automobiles. The Company records the gross amount of the contract as an installment note receivable and the amount of its discount as unearned income. For balance sheet presentation, the unearned income is netted from the gross amount of the note. Installment notes generally have initial terms ranging from 12 to 42 months with an average initial term of 31 months. The notes are collateralized by the related vehicle.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE C -  Operating Debt
          --------------

          Operating debt consisted of the following:

                                                                       July 31,            January 31,
                                                                        1994                  1994
                                                                     -----------           -----------
                                                                              (In thousands)
          Commercial paper                                            $ 33,574              $ 66,981
          Unsecured lines of credit                                        310                 1,510
                                                                      --------              --------
                                                                      $ 33,884              $ 68,491
                                                                      ========              ========

          The Company has an unsecured short-term commercial paper program in the aggregate of $200 million. Outstanding commercial paper was borrowed at a weighted average interest rate of 4.35% and 3.34% at July 31, 1994 and January 31, 1994, respectively.

          At July 31, 1994, the Company had short-term unsecured lines of credit with banks totalling $144 million, net of outstanding letters of credit. There are no fees or compensating balances associated with these credit facilities which are provided on an uncommitted basis.

          Borrowings under these lines of credit were at a weighted average interest rate of 4.45% and 3.40% at July 31, 1994 and January 31, 1994, respectively.

          The Company maintains a committed bank facility of $40 million. There are no compensating balances associated with this facility and, as of July 31, 1994, the Company is in full compliance with all restrictive covenants. The agreement expires May 31, 1995 and can be extended at the discretion of the parties. As of July 31, 1994 there have been no borrowings under this agreement.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------
                                    Overview
                                    --------

       National Auto Credit, Inc. (the Company), formerly Agency Rent-A-Car, Inc. had net income for the quarter ended July 31, 1994 of $6.6 million or $.26 per share as compared to $5.1 million or $.20 per share for the quarter ended July 31, 1993. This 31% increase in earnings was achieved as a result of an $.11 per share contribution by the Company's financial services subsidiary, NAC, Inc. This contribution represents close to a 300% increase over the $.03 per share from the same quarter of a year ago.

       During August 1994, National Auto Credit, Inc. began trading on The Nasdaq Stock Market under this, their new name. The name change, from Agency Rent-A-Car, Inc., was approved by the Company's stockholders at the annual meeting held on June 22, 1994.

       Earnings per share and net income for the six months ended July 31, 1994 were $.44 and $11.3 million, respectively. This compares to earnings per share of $.34 and net income of $8.5 million for the six months ended July 31, 1993. NAC, Inc.'s contribution to earnings was $.20 per share compared to $.04 per share for the six months ended July 31, 1993.

                               Financial Services
                               ------------------

       Financial services revenue, generated by NAC, Inc., consisting primarily of interest and fee income, increased to $5.3 million during the quarter ended July 31, 1994 from $1.3 million for the quarter ended July 31, 1993 and increased to $9.5 million from the $1.8 million for the six months then ended. This revenue growth was achieved by increasing the gross installment notes receivable portfolio as follows:

                                            Gross Installment
                                             Notes Receivable                 Number of
                Balance as of:                (in Millions)                   Contracts
               ----------------             -----------------                 ---------
               January 31, 1993                    $ 5.1                         1,000
               July 31, 1993                        40.8                         5,600
               January 31, 1994                     93.2                        12,900
               July 31, 1994                       152.2                        21,500

       During the current quarter net dealer enrollments increased by over 100 dealers, bringing the total dealer network to over 1,200 members as of July 31, 1994 compared to 500 as of July 31, 1993.

       Operating margins continue to remain strong exceeding 86% for both the current quarter as well as the six months ended July 31, 1994. Operating expenses increased by $528,000 from the year before to $714,000 for the quarter ended July 31, 1994. This increase reflects the incremental costs incurred to support the Company's

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


expanding operations, including its five branch locations. The Company operated out of a single location for the majority of the first six months of fiscal 1994.

       In pursuing its goal to become the premier alternative financing source for new and used car dealers, a sixth branch location is expected to be opened soon. The Company expects that its gross installment notes receivables portfolio will exceed $200 million with over 1,500 enrolled member dealers by year end.

                               Automobile Rentals
                               ------------------

       Automobile rental revenue decreased to $36.1 million for the quarter ended July 31, 1994, down from $61.2 million for the same period the year before. For the six months ended July 31, 1994 revenue was $75.3 million compared to $126.6 million for the same period ended July 31, 1993, a decrease of $51.3 million. Declines in both quarterly and year-to-date comparisons are attributable primarily to a lower fleet size. Fleet utilization and rental rates remained relatively constant in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994 as well as for the year-to-date periods. The average fleet size for the three months ended July 31, 1994 was 19,000 cars which compares to 32,000 cars for the same quarter last year. The average fleet size for the six month periods ended July 31, 1994 and July 31, 1993 were 20,000 cars and 34,000 cars, respectively.

       Operating expenses decreased from $25.6 million for the three months ended July 31, 1993 to $15.1 million for the same period ended July 31, 1994 and from $54.7 million to $32.5 million for the six month periods then ended. Expense reductions of 41% are directly proportionate to the decline in average fleet and reflect savings in salaries, rent, claims and maintenance due to fleet reductions and office closings in high-risk major metropolitan areas.

       There were an average of 383 offices in operation during this year's second quarter as compared to 583 offices during the second quarter of fiscal 1994. As operating margins are closely scrutinized only offices with the greatest potential for profit will remain in operation. Further office closings and consolidations are expected by year end leaving the Company with approximately 300 offices, concentrated in the major metropolitan areas across the country. Fleet will be further reduced, through these consolidations, by a few thousand vehicles.

                             Dealership Operations
                             ---------------------

       Dealership operations consists of the distribution and sale of retired fleet vehicles principally to NAC, Inc.'s, member dealers for retail sale. Dealership revenue was $15.9 million for the quarter ended July 31, 1994 as compared to $21.0 million for the quarter

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ended July 31, 1993 and $35.0 million and $37.2 million for the six month periods then ended. This revenue decrease reflects a shift in emphasis from retail sales in fiscal 1994 during which all Company operated retail locations were closed or converted to servicing locations for NAC, Inc., program car sales. The number of units sold has declined but margins have improved from last fiscal year for the comparable quarter and six month periods, due to slightly higher average selling prices and the cost savings realized by the elimination of the retail sale operations.

                            Other Costs and Expenses
                            ------------------------

       As a direct result of the reduction in fleet size, DEPRECIATION AND AMORTIZATION EXPENSE declined $6.9 million in the second quarter compared to the same period one year ago and $14.5 million for the six months ended July 31, 1994 compared to the same period ended July 31, 1993. The average monthly composite depreciation rate remained relatively constant between these periods at approximately 1.5%.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES declined $4.9 million for the second quarter compared to the same quarter of fiscal 1994 and $9.5 million for the six month period ended July 31,1994 compared to the six months ended July 31, 1993. The decreases for both the current quarter and year-to-date are attributable to the strategically planned cost reductions associated with the downsizing of rental operations predominately in salaries, advertising and promotional expenses.

       INTEREST EXPENSE for the three months ended July 31, 1994 was $601,000, a 55% decrease from the $1.3 million a year earlier. This decline is largely due to the reduction in the average debt level from $146.1 million to $52.7 million. For the six months ended July 31, 1994, interest expense decreased $1.5 million to $1.2 million from the six months ended July 31, 1993. The decrease is due to a decline in the average debt level from $150.3 million to $60.0 million in the current period.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

       The Company's principal sources of internally generated funds are cash flow from operations and principal collected on installment notes. Total cash generated from these sources during the first six months of the year amounted to $49.6 million compared to $49.7 million for the first six months of fiscal 1994.

       External sources of funds available to the Company at July 31, 1994 amounted to $200 million in commercial paper, $144 million in unsecured uncommitted short-term bank lines of credit, $40 million in unsecured committed bank lines of credit and $75 million in lines of credit with automobile manufacturers. The Company also maintains the flexibility to selectively utilize alternative financing sources for

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


the purchase of fleet vehicles. Outstanding borrowings at July 31, 1994 amounted to $33.6 million in commercial paper and $9.9 million in unsecured uncommitted short-term lines of credit.

       The Company believes it has sufficient internal and external sources of funds available to meet its current obligations, to fund current operating and capital requirements and to finance future growth.

       The ratio of operating debt to total capital was 13% at July 31, 1994 compared to 25% at January 31, 1994. The decline reflects lower debt levels as a result of a reduction in fleet purchases necessary to support the reduced fleet size. It is anticipated that debt levels will decline further due to the minimal number of fleet purchases planned.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES




                           PART II. OTHER INFORMATION


ITEM 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               The Annual Meeting of Stockholders was held on June 22, 1994.

               The matters voted upon were: the election of three directors, adoption of the 1993 Equity Incentive Plan, which would replace the 1983 Stock Option Plan that expired on April 17, 1993 and a proposal to change the Company's name to National Auto Credit, Inc. Following is a summary of the voting results for each ballot item:

                                                                       Votes
                                                     Votes            Against                           Broker
                                                    in Favor        or Withheld        Abstentions     Non-Votes
                                                   ---------        -----------        -----------    -----------
                Election of Directors
                  Per E. Hoel                     25,028,332           173,186              --             --
                  Edward N. Leszczynski           25,029,413           172,105              --             --
                  Kelly W. Reagan                 25,029,422           172,096              --             --

                Adoption of the 1993
                Equity Incentive Plan             19,838,571         3,616,601            36,428      1,709,918

                Changing the Company's
                Name                              25,129,365            54,214            17,939           --



ITEM 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              a)     Exhibits
                     --------

                     Exhibit 27 - Financial Data Schedule
                     ------------------------------------

                     Electronically filed with the Securities and Exchange Commission pursuant to Item 601(c) of Regulation S-K


              b)     Reports on Form 8-K
                     -------------------

                     No reports on Form 8-K were filed during the quarter ended July 31, 1994.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NATIONAL AUTO CREDIT, INC.



Date:  September 12, 1994        By: /S/ Sam J. Frankino
     ----------------------          -------------------------
                                     Sam J. Frankino
                                     Chairman of the Board
                                     and Chief Executive Officer


                                 By: /S/ Robert J. Bronchetti
                                     -------------------------
                                     Robert J. Bronchetti
                                     President and
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

                               INDEX OF EXHIBITS


Exhibit Number                               Description
- - --------------                               -----------
       27                                    Financial Data Schedule