Form 10-Q
period 1994-10-31
NATIONAL AUTO CREDIT INC
filed 1994-12-13
CIK 718936

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-Q
(MARK ONE)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- ----    EXCHANGE ACT OF 1934

For the quarterly period ended         October 31, 1994
                               --------------------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----    EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------     ------------------
                    Commission file number     0-12201
                                           --------------

                             NATIONAL AUTO CREDIT, INC.
- ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 34-1050582
- -------------------------------------      ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)                          No.)

                   30000 Aurora Road,  Solon, Ohio  44139
- ----------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

   Registrant's telephone number, including area code  (216) 349-1000

- ----------------------------------------------------------------------------
   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR IF CHANGED SINCE LAST
                                    REPORT.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X    No
                                                    ----     ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.                                         Yes      No
                                                   ----    ----

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,796,378 shares as of November 30, 1994.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS




                                                                   PAGE NUMBER
                                                                   -----------
PART I.  FINANCIAL INFORMATION:


  Item 1.          Financial Statements

                   Consolidated Balance Sheets -
                   October 31, 1994 and January 31, 1994               1 - 2

                   Consolidated Statements of Income - Three Months
                   and Nine Months Ended October 31, 1994 and 1993       3

                   Consolidated Statements of Cash Flows -
                   Nine Months Ended October 31, 1994 and 1993           4

                   Notes to Consolidated Financial Statements          5 - 7


  Item 2.          Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       8 - 11


PART II. OTHER INFORMATION:

  Item 6.          Exhibits and Reports on Form 8-K                      12

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)


                                     ASSETS

                                                                    OCTOBER 31,             JANUARY 31,
                                                                       1994                    1994
                                                                    -----------             -----------
                                                                    (Unaudited)

CASH AND CASH EQUIVALENTS                                           $    371                $    758

ACCOUNTS AND NOTES RECEIVABLE (Note B)                               151,605                  93,347

PREPAID EXPENSES                                                       3,656                   5,979

PROPERTY AND EQUIPMENT
  Rental automobiles                                                 161,827                 247,272
  Dealership inventory                                                28,935                  26,428
  Other property and equipment                                        28,492                  31,615
                                                                    --------                --------
                                                                     219,254                 305,315
  Less: accumulated depreciation                                     (64,331)                (74,648)
                                                                    --------                --------
                                                                     154,923                 230,667

OTHER ASSETS                                                          17,069                  19,370
                                                                    --------                --------

                                                                    $327,624                $350,121
                                                                    ========                ========




See notes to consolidated financial statements.



                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (Thousands of Dollars, Except Per Share Amounts)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                    OCTOBER 31,             JANUARY 31,
                                                                       1994                    1994
                                                                    -----------             -----------
                                                                    (Unaudited)
LIABILITIES
  Accounts payable and accrued expenses                             $ 11,952                $ 13,609
  Dealer holdbacks, net                                               29,006                  13,704
  Self-insurance claims                                               28,542                  34,425
  Notes payable                                                       10,615                   9,590
  Operating debt (Note C)                                             27,092                  68,491
  Deferred income taxes (Note D)                                      24,807                  33,045
                                                                    --------                --------
                                                                     132,014                 172,864
                                                                    --------                --------

STOCKHOLDERS' EQUITY
  Preferred stock - $.05 par value,
    authorized 2,000,000 shares,
    none issued                                                           --                      --

  Common stock - $.05 par value,
    authorized 30,000,000 shares,
      26,913,692 issued at October 31,
      26,649,322 issued at January 31                                  1,346                   1,333

  Additional paid-in capital                                         125,215                 122,905

  Retained earnings (including cumulative
    foreign currency translation loss
    of $1,197 at October 31 and $895 at
    January 31)                                                       77,943                  60,876

  Treasury stock, at cost, 1,050,668
    shares at October 31 and 960,668
    shares at January 31                                              (8,894)                 (7,857)
                                                                    --------                --------
                                                                     195,610                 177,257
                                                                    --------                --------

                                                                    $327,624                $350,121
                                                                    ========                ========




See notes to consolidated financial statements.




                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                (Thousands of Dollars, Except Per Share Amounts)

                                  (Unaudited)





                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     OCTOBER 31,                    OCTOBER 31,
                                                               -----------------------       ------------------------
                                                                 1994            1993          1994             1993
                                                               -------         -------       --------        --------
REVENUE
  Automobile rentals                                           $31,862         $50,910       $107,120        $177,501
  Dealership operations                                         13,497          22,449         48,512          59,680
  Financial services                                             6,000           2,301         15,506           4,092
                                                               -------         -------       --------        --------
    Total                                                       51,359          75,660        171,138         241,273

COSTS AND EXPENSES
  Cost of goods sold and operating expenses:
    Automobile rentals                                          13,687          22,046         46,140          76,718
    Dealership operations                                       12,780          22,200         46,252          59,482
    Financial services                                             718             184          1,901             468
  Depreciation and amortization                                  8,696          13,345         29,740          48,859
  Selling, general and administrative                            5,107           8,532         17,161          30,086
  Interest                                                         462           1,017          1,701           3,767
                                                               -------         -------       --------        --------
    Total                                                       41,450          67,324        142,895         219,380
                                                               -------         -------       --------        --------


INCOME BEFORE INCOME TAXES                                       9,909           8,336         28,243          21,893

PROVISION FOR INCOME TAXES (Note D)                              3,815           4,018         10,874           9,034
                                                               -------         -------       --------        --------

NET INCOME                                                     $ 6,094         $ 4,318       $ 17,369        $ 12,859
                                                               =======         =======       ========        ========

EARNINGS PER SHARE                                             $   .24         $   .17       $    .67        $    .51
                                                               =======         =======       ========        ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (000's)                                    25,910          25,476         25,828          25,439
                                                               =======         =======       ========        ========




See notes to consolidated financial statements.



                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)

                                  (Unaudited)



                                                                                          NINE MONTHS ENDED
                                                                                             OCTOBER 31,
                                                                                     ----------------------------
                                                                                       1994                1993
                                                                                     --------            --------
Cash Flows from Operating Activities:
   Net income                                                                        $ 17,369            $ 12,859
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                                 29,740              48,859
         Provision for credit losses                                                    1,673               1,163
         Deferred income taxes                                                         (7,860)              1,226
         Changes in operating assets and liabilities:
            Accounts receivable                                                         5,890               9,328
            Accounts payable and accrued expenses                                      (1,657)             (2,324)
            Self-insurance claims                                                      (5,883)             (9,481)
            Other operating assets and liabilities                                      2,818               7,327
                                                                                     --------            --------

          Net cash provided by operating activities                                    42,090              68,957
                                                                                     --------            --------

Cash Flows from Investing Activities:
   Principal collected on installment notes receivable                                 30,110               5,523
   Purchase of rental automobiles                                                     (19,453)            (62,384)
   Proceeds from sale of rental automobiles                                            21,060              60,616
   Purchase of other property and equipment                                              (519)             (3,999)
   Advances to dealers and payments of dealer holdbacks                               (34,633)            (12,675)
   Other investing activities, net                                                        348                (139)
                                                                                     --------            --------

          Net cash used in investing activities                                        (3,087)            (13,058)
                                                                                     --------            --------

Cash Flows from Financing Activities:
   Principal payments, net of new borrowings on
     operating debt and notes payable                                                 (40,374)            (56,737)
   Payments to acquire treasury stock                                                  (1,037)                (72)
   Other financing activities, net                                                      2,021                 208
                                                                                     --------            --------

          Net cash used in financing activities                                       (39,390)            (56,601)
                                                                                     --------            --------

Decrease in cash and cash equivalents                                                    (387)               (702)

Cash and cash equivalents at beginning of period                                          758               1,383
                                                                                     --------            --------

Cash and cash equivalents at end of period                                           $    371            $    681
                                                                                     ========            ========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                                     $  2,058            $  4,667
                                                                                     ========            ========
   Income taxes paid                                                                 $ 18,751            $  4,258
                                                                                     ========            ========

Supplemental Schedule of Non-Cash Investing Activities:
   Sale of rental automobiles and dealership inventory                               $ 45,188            $ 36,598
   Additions to dealer holdback, net                                                   57,071              21,832
                                                                                     --------            --------
   Additions to installment notes receivable, net                                    $102,259            $ 58,430
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

         The consolidated balance sheet at October 31, 1994, the consolidated statements of income and the consolidated statements of cash flows for the three-month and nine-month periods ended October 31, 1994 and 1993, have been prepared by the Company without audit. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at October 31, 1994 and for all periods presented have been made.

         Certain prior period amounts have been reclassified to conform with the current year presentation.

         Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 1994 Form 10-K Annual Report. The results of operations for the three-month and nine-month periods ended October 31, 1994 may not necessarily be indicative of the operating results for the full year.

         Earnings per share are computed on the basis of the weighted average common shares outstanding during the period. Common share equivalents have been excluded from this computation since they have less than a 3% dilutive effect.

         Management periodically reviews depreciation rates and revises, where appropriate, based upon a variety of factors including the strength of the used car market, general economic conditions and estimated useful life. Gains and losses upon the sale of rental automobiles are either recorded as an adjustment to depreciation expense or are included in dealership operations, depending on the method of disposal. The net gain from the sale of automobiles totalled $889,000 and $694,000 for the quarters ended October 31, 1994 and 1993, respectively. The gain for the nine months ended October 31, 1994 and 1993 was $2,770,000 and $1,949,000, respectively. The number of automobiles sold by the Company, either through dealership operations or other methods, were 2,070 and 4,385 for the quarters ended October 31, 1994 and 1993 respectively, and 7,977 and 14,129 for the nine months ended October 31, 1994 and 1993, respectively.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE A - Consolidated Financial Statements (cont.)
         ---------------------------------

         Dealership inventory is stated at lower of cost or estimated wholesale market.

         Dealer holdbacks are the amounts payable to member dealers from the acceptance of retail installment contracts, net of cash advanced. The cash advances are based upon certain criteria and are interest-bearing at the prime rate less 3%. The dealer holdbacks protect the Company from potential losses associated with the installment contracts. The dealer holdbacks are not paid until all advances related to a particular dealer have been recovered. At October 31, 1994 and January 31, 1994 the components of dealer holdbacks were payables of $126,581,000 and $61,418,000 net of $97,575,000 and $47,714,000 of advances, respectively.

NOTE B - Accounts and Notes Receivable
         -----------------------------

         Components of accounts and notes receivable were as follows:

                                                                       October 31,             January 31,
                                                                          1994                    1994
                                                                       -----------             -----------
                                                                                  (In thousands)
         Trade accounts                                                   $ 14,244                $ 20,840
         Less: allowance for doubtful accounts                              (3,541)                 (5,474)
                                                                          --------                --------
           Trade accounts, net                                              10,703                  15,366

         Installment notes receivable                                      169,173                  93,233
         Unearned income                                                   (26,561)                (16,036)
         Less: allowance for loan losses                                    (2,981)                 (1,714)
                                                                          --------                --------
           Installment notes receivable, net                               139,631                  75,483

         Other                                                               1,271                   2,498
                                                                          --------                --------
                                                                          $151,605                $ 93,347
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

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


NOTE C - Operating Debt
         --------------

         Operating debt consisted of the following:

                                                                   October 31,           January 31,
                                                                      1994                  1994
                                                                   -----------           -----------
                                                                             (In thousands)
         Commercial paper                                           $ 26,807              $ 66,981
         Unsecured lines of credit                                       285                 1,510
                                                                    --------              --------
                                                                    $ 27,092              $ 68,491
                                                                    ========              ========


         The Company has an unsecured short-term commercial paper program in the aggregate of $200 million. Outstanding commercial paper was borrowed at a weighted average interest rate of 5.08% and 3.34% at October 31, 1994 and January 31, 1994, respectively.

         At October 31, 1994, the Company had short-term unsecured lines of credit with banks totalling $144 million, net of outstanding letters of credit. There are no fees or compensating balances associated with these credit facilities which are provided on an uncommitted basis.

         Borrowings under these lines of credit were at a weighted average interest rate of 5.00% and 3.40% at October 31, 1994 and January 31, 1994, respectively.

         The Company maintains a committed bank facility of $40 million. There are no compensating balances associated with this facility and, as of October 31, 1994, the Company is in full compliance with all restrictive covenants. The agreement expires May 31, 1995 and can be extended at the discretion of the parties. As of October 31, 1994 there have been no borrowings under this agreement.


NOTE D - Provision for Income Taxes
         --------------------------

         During the quarter ended October 31, 1993 the Omnibus Budget Reconciliation Act of 1993 was enacted. One of the major provisions of the act is an increase in the maximum federal corporate tax rate to 35% from 34% retroactive to January 1, 1993. The provision for income taxes for the quarter ended October 31, 1993 includes $850,000 reflecting the cumulative retroactive impact of this new law on reported results for the period from January 1 to July 31, 1993 and on deferred tax liabilities.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------
                                    Overview
                                    --------

       National Auto Credit, Inc. (the Company), formerly Agency Rent-A-Car, Inc. had third quarter net income of $6.1 million or $.24 per share, an increase of 41% from the $4.3 million or $.17 per share for the third quarter ended October 31, 1993, a year ago. NAC, Inc., the Company's financial services subsidiary, contributed over $.12 per share to earnings, before interest expense and corporate overhead, for the quarter ended October 31, 1994, which is close to a 150% increase over its contribution of $.05 per share from the same quarter a year ago.

       Earnings per share and net income for the nine months ended October 31, 1994 were $.67 and $17.4 million respectively. This compares to earnings per share of $.51 and net income of $12.9 million for the nine months ended October 31, 1993. NAC, Inc.'s year-to-date contribution was $.32 per share, a 256% increase from the $.09 per share the year before.

                               Financial Services
                               ------------------

       The Company's financial services subsidiary, NAC, Inc., generated revenue of $6.0 million for the quarter ended October 31, 1994, a 161% increase from the $2.3 million for the quarter ended October 31, 1993. Year-to-date revenue was $15.5 million, a 278% increase from the $4.1 million for the year prior. This revenue growth, predominately interest income, is attributable to the growth in the gross installment notes receivable portfolio as follows:

                                    Gross Installment
                                    Notes Receivable           Number of
                Balance as of:        (in Millions)            Contracts
               ----------------     -----------------          ---------
               January 31, 1993           $ 5.1                   1,000
               October 31, 1993            70.2                   9,500
               January 31, 1994            93.2                  12,900
               October 31, 1994           169.2                  24,900

       During the quarter ended October 31, 1994 over 100 new dealers were enrolled bringing the total number of enrolled dealers to over 1,350 at the end of the quarter as compared to approximately 700 at October 31, 1993. A sixth branch location, in Atlanta, Georgia, was opened during the quarter. This compares to three branches in operation during the third quarter of fiscal 1994. As a direct result of the significant growth realized in the finance company, operating expenses increased by $534,000 from $184,000 for the quarter ended October 31, 1993 and by $1.4 million from $468,000 for the nine months then ended. Operating margins remained at around 88% for the current quarter as well as the nine months ended October 31, 1994 consistent with the prior year.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       As the Company continues to move towards its goal of becoming the premier alternative financing source for used car purchasers, management expects the gross installment notes receivable portfolio to exceed $190 million by year end and dealer membership to approach 1,500.


                               Automobile Rentals
                               ------------------

       Automobile rental revenue declined to $31.9 million for the quarter ended October 31, 1994 from $50.9 million for the same period the year before. For the nine months ended October 31, 1994 revenue was $107.1 million down $70.4 million from the $177.5 million for the same period in the prior year. The revenue declines for both the quarter and year-to-date are attributable to lower fleet sizes offset by slight increases in average daily rental rates. Fleet utilization remained relatively consistent between the quarters and year-to-date periods at close to 90%. The average fleet size for the three months ended October 31, 1994 was 16,400 vehicles as compared to 27,700 for the three months ended October 31, 1993. For the nine months ended October 31, 1994, the fleet averaged 19,100 vehicles down 12,900 units from the year before.

       Operating expenses decreased 38% from $22.0 million for the quarter ended October 31, 1993 to $13.7 million for the quarter ended October 31, 1994 and decreased 40% from $76.7 million to $46.1 million for the nine month periods then ended. Expenses for both the quarterly and year-to-date comparisons decreased proportionately with the declines in average fleet with gross margins staying consistent at 57%.

       At October 31, 1994 there were 321 rental offices in operation as compared to 498 offices at October 31, 1993. As office performance is closely scrutinized, only offices with the greatest potential for profit will remain in operation. By year end approximately 300 offices are expected to be in operation, concentrated in the major metropolitan areas across the country. Accordingly, fleet size will be proportionately further reduced.

                             Dealership Operations
                             ---------------------

       Dealership operations consists of the distribution and sale of retired fleet vehicles principally to NAC, Inc.'s member dealers for retail sale. Dealership revenue was $13.5 million for the quarter ended October 31, 1994 down from $22.4 million for the quarter ended October 31, 1993 and $48.5 million for the nine months then ended down from the $59.7 million in the prior year. This revenue decrease resulted from a decrease in the number of units sold partially offset by a slight increase in the average selling prices. Operating expenses have been reduced due to the savings realized by the elimination of the Company's retail sales operation in favor of the disposal of retired rental fleet units through NAC, Inc.'s member dealers.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                            Other Costs and Expenses
                            ------------------------

       As a direct result of the reduction in fleet size, DEPRECIATION AND AMORTIZATION EXPENSE declined $4.6 million in the third quarter compared to the same period one year ago and $19.1 million for the nine months ended October 31, 1994 compared to the same period ended October 31, 1993. The average monthly composite depreciation rate remained relatively constant between these periods at approximately 1.5%.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES declined $3.4 million for the third quarter compared to the same quarter of fiscal 1994 and $12.9 million for the nine month period ended October 31, 1994 compared to the nine months ended October 31, 1993. The decreases for both the current quarter and year-to-date are attributable to the strategically planned cost reductions associated with the downsizing of rental operations predominately in salaries, advertising and promotional expenses.

       INTEREST EXPENSE for the three months ended October 31, 1994 was $462,000, a 55% decrease from the $1.0 million a year earlier. This decline is largely due to the reduction in the average debt level from $113.9 million to $34.0 million, partially offset by an increase in the average effective interest rate from 3.4% to 4.7%. For the nine months ended October 31, 1994, interest expense decreased $2.1 million to $1.7 million from the nine months ended October 31, 1993. The decrease is due to a decline in the average debt level from $138.0 million to $51.0 million in the current period.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

       The Company's principal sources of internally generated funds continue to be cash flow from operations and principal collected on installment notes. Total cash generated from these sources during the first nine months of the year amounted to $72.2 million compared to $74.5 million for the first nine months of fiscal 1994.

       External sources of funds available to the Company at October 31, 1994 amounted to $200 million in commercial paper, $144 million in unsecured uncommitted short-term bank lines of credit, $40 million in unsecured committed bank lines of credit and $15 million in lines of credit with automobile manufacturers. The Company also maintains the flexibility to selectively utilize alternative financing sources for the purchase of fleet vehicles and the opportunity to expand its manufacturers' lines should the need arise. Outstanding borrowings at October 31, 1994 amounted to $26.8 million in commercial paper and $10.9 million in unsecured uncommitted short-term lines of credit.

       During the third quarter ended October 31, 1994 the Company's Board of Directors authorized the buy-back of an additional one million shares of Company stock bringing its total authorization to four million shares. In October 1994, the buy-back program was activated and by the end of November 1994, 160,000 shares have been added to treasury stock at a cost of $1.8 million.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The Company believes it has sufficient internal and external sources of funds available to meet its current obligations, to fund current operating and capital requirements and to finance future growth.

       The ratio of operating debt to total capital was 11% at October 31, 1994 compared to 25% at January 31, 1994. The decline reflects lower debt levels as a result of a reduction in fleet purchases necessary to support the reduced fleet size. It is anticipated that debt levels will decline further due to the minimal number of fleet purchases planned.

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

                a)     Exhibits
                       --------

                       Exhibit 27 - Financial Data Schedule
                       ------------------------------------

                       Electronically filed with the Securities and Exchange Commission pursuant to Item 601(c) of Regulation S-K


                b)     Reports on Form 8-K
                       -------------------

                       No reports on Form 8-K were filed during the quarter ended October 31, 1994.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NATIONAL AUTO CREDIT, INC.



Date:  December 13, 1994         By: /S/ Sam J. Frankino
     ----------------------          -----------------------------
                                     Sam J. Frankino
                                     Chairman of the Board




                                 By: /S/ Robert J. Bronchetti
                                     -----------------------------
                                     Robert J. Bronchetti
                                     President, Chief Executive
                                     Officer and Chief Financial
                                     Officer (Principal Financial
                                     and Accounting Officer)

                               INDEX OF EXHIBITS





Exhibit Number                        Description
- --------------                        -----------
     27                               Financial Data Schedule