Form 10-K
period 1995-01-31
NATIONAL AUTO CREDIT INC
filed 1995-04-27
CIK 718936

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 ____________

                                   FORM 10-K
(MARK ONE)
         X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934 (Fee Required)

                  For the fiscal year ended January 31, 1995.
                                       OR
      Transition Report Pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934 (No Fee Required)

           For the Transition Period From ___________ to __________.
                        Commission file number 0-12201.

                           NATIONAL AUTO CREDIT, INC.
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

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:


                                                                                    Name of each exchange
                 Title of each class                                                on which registered
                 -------------------                                                ---------------------
                 Common Stock, par value $.05 per share . . . . . . . . . . . . . .  NASDAQ Stock Market


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.  Yes  x   No
                           ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K (   ).

As of March 31, 1995, 25,684,845 shares of Common Stock of National Auto Credit, Inc. were outstanding. Aggregate market value of the registrant's Common Stock held by nonaffiliates at March 31, 1995, was approximately $126,796,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 21, 1995, are incorporated by reference into Part III.

                               TABLE OF CONTENTS


Part I                                                                                                   Page
Item       1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
           2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
           3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
           4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .  9
           Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


Part II

Item       5.    Market for the Registrant's Common
                    Stock and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . 12
           6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
           7.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
           8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . 20
           9.    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . 40


Part III

Item       10.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . 41
           11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41
           12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . 41
           13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . 41

Part IV

Item       14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . 42

                                     PART I


Item 1.          Business

         National Auto Credit, Inc. (the "Company"), began operations in 1969 and was incorporated in Delaware in 1971. The Company's name was changed by stockholder approval to National Auto Credit, Inc. effective August 15, 1994, and was formerly known as Agency Rent-A-Car, Inc. ("Agency"). The Company operates through three segments: financial services, rental operations and dealership operations.

         The financial services business is conducted by NAC, Inc. ("NAC"), a wholly-owned subsidiary of the Company. NAC operates as an alternative finance company for automobile dealerships throughout the United States. Working with over 1,600 dealers in its dealer network, NAC has established a receivables portfolio of over $215 million as of April 1995 and plans continued growth throughout fiscal 1996.

         The primary business of rental operations is the rental of automobiles on a short term basis, principally to the insurance replacement market. This market consists of persons whose automobiles are out of service due to accident, theft, damage or major repair. Vehicles are rented through two divisions under the names Agency Rent-A-Car and Altra Auto Rental from a rental office network of approximately 250 offices throughout the United States as of April 1995.

         The dealership operations segment supplies and sells front-line ready vehicles to NAC member dealers. This business unit, known as National Motors, Inc. ("NMI"), also controls the disposition of the retired rental units. Dealership operations generated $64.7 million in revenue from the sale of approximately 9,000 vehicles in fiscal 1995. Over 80% of these vehicles were sold to NAC member dealers.

         The financial services business has been increasingly more profitable and has been growing significantly faster than the vehicle replacement rental business. As a result, the Company has determined that it will focus its resources on the financial services business as a means of enhancing the long-term growth potential of the Company. For this reason, on March 1, 1995 the Company announced that it had retained the services of Brown Brothers Harriman & Co. to assist and advise in the marketing and sale of the Company's automobile rental operation. In the event automobile rental operations are not sold within the first nine months of the current fiscal year, the Board of Directors has approved a plan that would convert a substantial portion of the rental fleet into cash for the planned purpose of a buyback of the Company's stock.

FINANCIAL SERVICES

GENERAL

         National Auto Credit's wholly-owned financial services subsidiary, NAC, Inc. ("NAC"), began operations in October 1992. NAC is a financial services company specializing in providing funding, receivables management, collection, sales training and other services to automobile dealers. The primary business of NAC is to assist member dealers in providing financing to their customers, many of whom have limited access to financing through traditional sources of consumer credit. As of April 1995 NAC conducted business with over 1,600 dealerships in 40 states, and has built an installment receivable portfolio of over $215 million.

         NAC enables member dealers to capture the sale that may have been lost as a result of unavailable credit. NAC currently charges qualified dealers a $3,500 fee for enrollment into the NAC Dealer Acceptance Program, which provides a source of funds for the qualified buyer, as well as a means of positive cash flow to the dealer on each and every sale. Annually thereafter, a $500 maintenance fee is assessed. A prospective customer who is interested in obtaining financing through NAC and its member dealers is required to complete a financing application in addition to a retail installment contract.

         The credit application is reviewed by seasoned credit underwriters who, with the assistance of a risk rating system methodology, categorize the borrower using traditional credit classifications of "A" through "D". Upon receiving credit approval and the receipt of all requisite paperwork, the NAC dealer is generally provided with a minimum cash advance, net of a $75 transaction fee, equal to a percentage of the amount financed or the National Automobile Dealers Association (NADA) wholesale value of the vehicle, whichever is less. The advance percentages increase proportionately as the credit risk of the customer improves, but the advance never exceeds the wholesale value of the car. The amount by which the customer net installment note exceeds the advance is recorded as a dealer holdback. Risk of loss to NAC is mitigated by the existence of the dealer holdback, as well as NAC's obtaining from the dealer the security interest in every vehicle financed.

         The installment notes generally have initial terms ranging from 12 to 42 months with an average initial term of 31 months. For the management and collection of the outstanding debt, NAC receives 20% of all cash receipts related to the installment notes. The balance remaining (80%) is next applied against the dealer's advance. Once all advances have been repaid, the dealer receives monthly payments in accordance with the terms of the dealer agreement. The dealer is provided a monthly statement which details all transactions on the dealer's contracts.

SALES AND MARKETING

         NAC employs experienced sales and marketing personnel at Corporate and in the field for the purpose of enrolling new dealers and providing services to existing dealers. It is the responsibility of inside sales personnel working together with a field representative to identify qualified dealer leads and promote the benefits of membership in the NAC financing program. NAC accepts into the Dealer Acceptance Program only those dealers who meet specific criteria which includes proper licensing and insurance coverage, favorable trade references and demonstrated financial stability. Qualified applications are submitted to NAC's credit department at the Corporate office for final approval and execution of the dealer agreement.

         NAC sponsors in-depth, interactive training workshops on a regular basis as a service to its member dealers. These seminars help keep product knowledge updated and consistent; the more a dealer knows about the revenue-producing benefits of NAC, the more he will utilize the program.

         NAC also utilizes national direct marketing campaigns, trade show involvement and print advertising to build its image in an effort to stimulate more enrollments and generate increased contract volume. A cooperative advertising assistance program unique to NAC provides member dealers an opportunity to fund a portion of their advertising expenses through credits earned on the financing contracts. This has proven to be a very beneficial means of increasing the loyalty of member dealers.

LOAN PROCESSING OPERATION

         During fiscal 1995 NAC operated up to six branch locations which were responsible for the review of loan applications, credit scoring and disbursement of advances to member dealers on approved loans. In late fiscal 1995 NAC decided to consolidate this loan processing function into a single location at its Corporate Headquarters in Solon, Ohio. At January 31, 1995 three of the six branches had been consolidated leaving branches in Albany, New York; Baltimore, Maryland; and Atlanta, Georgia which were consolidated in the first quarter of fiscal 1996. NAC expects to be able to realize significant improvement in its ability to service its member dealers by providing more consistent, timely and proactive service.

         The loan files including the title to the financed vehicles, application and loan documents are maintained centrally where they are accessible on an as needed basis to respond to inquiries or for collection purposes. NAC utilizes an automated tracking/locating system to readily identify the physical location of the loan files at all times.

COLLECTION

         NAC employs an experienced collection staff dedicated to the collection of its installment notes receivable. The collection function is performed out of the Company's Corporate Headquarters in Solon, Ohio. Collection personnel work staggered schedules generally from 8:00 a.m. to 9:00 p.m. depending on the region of the country to which they are assigned. The collection efforts of the individuals are aided by a computerized on-line receivables system and state of the art call management system with a predictive dialing feature. The call management system which was installed in June 1994 has greatly increased the productivity of the collection department and enables NAC to contact delinquent accounts on the third day of delinquency. Previously NAC had been contacting delinquent accounts after the fifth day of delinquency. Experience has demonstrated that collections improve through timely and frequent contact with customers.

         NAC's collection policy, while aggressive, provides the opportunity for a customer to catch-up past due balances and retain the vehicle. In those cases where repossessions are necessary, NAC does pursue the collection of any deficiencies. NAC utilizes "VSI" insurance in most states which insures against a loss where the customer or car cannot be located or the customer's insurance has lapsed.

         Coupon payment books are sent to each customer and receipts are directed to retail lockboxes in Denver, Colorado and Richmond, Virginia. Customers who are delinquent are often directed to remit payments to NAC through Western Union's "Quick Collect" service.

LOAN LOSS/CHARGE OFF PROCEDURES

         When no customer payment is received for 60 days the recognition of income is suspended. The installment notes receivable portfolio is reviewed regularly to ensure that the allowance for loan losses is maintained at a level considered adequate to cover potential losses. Loans are charged off on a loan by loan basis generally when no material payment has been received for one year. Principal balances are charged off against the related dealer holdback first, and then against the allowance for loan losses, as necessary. An additional allowance for credit losses is provided to protect NAC from advances that are not expected to be recovered from dealerships.

         Repossession proceedings are generally initiated when an account is more than two months past due. The repossession process is accelerated for loans becoming delinquent in the first or second month.

COMPETITION

         It is estimated that over $100 billion in used car sales was financed in 1994 nationwide with as many as 50% of these buyers not qualifying for traditional financing with banks, credit unions or the auto manufacturers themselves. This market is the primary focus of NAC.

         NAC's direct competition consists of a number of national and regional automobile finance companies and other consumer finance businesses. NAC does not consider itself in direct competition with commercial banks, thrifts and automobile manufacturers' financing divisions since they do not typically finance vehicle purchases for the nonprime credit customer. Some of these entities have considered entering or have entered this market recently and the increased competition will continue to be a challenge to NAC's aggressive growth plans.

         Management believes the most important competitive factors in this industry are service to dealers and superior collection performance, and that NAC competes favorably in both regards. The NAC Dealer Acceptance Program includes a number of benefits that has made NAC a full- service financial partner with its member dealers. These exclusive benefits provide several additional revenue centers for both the member dealer and NAC as follows: inventory with no up front costs to the dealer, aftermarket products including auto warranty, credit life and health insurance, floor plan financing at the prime rate, advertising assistance and ongoing training at no cost.

REGULATION

         The financial services operations are subject to regulation under various federal, state and local laws. These laws govern licensing; limitations on the amount, duration and charges for loans; disclosure of credit terms; and collection policies and procedures. Management believes that it is in compliance with all applicable federal, state and local regulations.

AUTOMOBILE RENTALS

GENERAL

         The primary business of automobile rentals is the rental of automobiles on a short-term basis, principally to the insurance replacement market. This market consists of persons whose automobiles are out of service due to accident, theft, damage or major repair. Vehicles are rented through two divisions under the names Agency Rent-A-Car and Altra Auto Rental from a rental office network of approximately 250 offices throughout the United States as of April 1995. Automobile insurance companies generally provide reimbursement for a replacement automobile to their insured and to third party claimants.

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

COMPETITION

         Agency Rent-A-Car's ("Agency") principal competition consists of two national and numerous regional and local companies engaged directly in the insurance replacement rental market. Competition in the replacement market is comprised of three primary factors: customer service, rental rates, and geographic location. The level of a company's success is dependent upon its ability to compete in these areas, and Agency is competitive in all three areas.

PRICING

         Agency's rental rates differ between insurance replacement rentals and business and vacation rentals. Most insurance replacement rental rates currently range from $21 to $27 per day, and the business and vacation rental rate averages $30 per day. There is also a $5 to $10 refueling fee assessed on insurance rentals in some states. No mileage charge is imposed on insurance replacement rentals; however, if a rental vehicle is returned to a different rental office, there may be a drop-off charge. Agency adjusts its rental rates accordingly, depending on competitive market conditions and the region's operating costs and expenses.

MARKETING

         Agency advertises in Yellow Page directories in all of its markets.
It also participates in and exhibits displays at most major insurance conventions and other trade shows. Agency employs a team sales approach whereby every employee is sales oriented and responsible for soliciting business from claims centers, insurance agents, adjusters, auto body shops, automobile dealerships and travel agents. To support its relationship with the collision/mechanical repair industry, Agency employs its Commissionable Agent Program, which provides body shops and dealerships a commission on every paid rental contract referral. Agency also utilizes direct mail campaigns.

FLEET ADMINISTRATION

         Agency offers a selection of General Motors, Ford, Chrysler, Toyota and Nissan products. Agency also maintains a fleet of light pick-up trucks with tow dollies for the delivery and pickup of rental vehicles. Considerable attention is given to the maintenance of vehicles. Maintenance histories of all automobiles are kept on Agency's computer system. Maintenance and repairs on all vehicles are performed by various national automotive repair chains, as well as by independent garages and auto body shops. Maintenance spending is controlled centrally by a team of experts who establish strict vehicle repair cost and service standards in each region of the country.

         Agency currently retires its rental vehicles from the fleet after approximately 31 months of service. In contrast to the fleet vehicles owned by the business and vacation rental companies, Agency's vehicles incur lower mileage per rental since its vehicles generally replace family automobiles used for routine local travel as opposed to high-mileage business or vacation travel.

FIELD OPERATIONS

         The typical Agency rental office is approximately 600 square feet in size and is generally located in a professional office building or small shopping center. Rental offices do not require a large parking area as Agency's vehicle utilization rate generally approximates 90%. Office locations are designed to provide a centralized point of delivery within an area of operations. The rental delivery area can extend up to 25 miles depending on the particular market. Rental vehicles are delivered using a light pick-up truck and a tow dolly. This enables one employee to deliver or pick up an automobile unassisted.

         Control over the network of nationwide offices is maintained by management through a computerized system of financial controls, by fax transmissions and daily telephone contact between field management and corporate headquarters. Agency maintains a central computerized billing and collection system. In addition, it utilizes credit card point-of-sale terminals in all its offices.

         Agency maintains strict controls over operating expenses through a computerized monitoring system. Each rental office receives a monthly profit and loss statement upon which employee bonus compensation is based.

         Agency conducts most of its operations between the hours of 8:00 a.m. and 5:30 p.m., with the exception of Fridays when rental offices are open until 6:00 p.m., and Saturdays when rental offices are open between 9:00 a.m. and 12:00 noon. Agency's rental offices are closed on Sundays and major holidays.

INSURANCE AND CLAIMS ADMINISTRATION

         Agency maintains a staff of liability, physical damage and subrogation adjusters centrally located at Corporate headquarters. Their efforts are augmented by staff attorneys and an established network of independent claims adjusters and law firms located throughout the United States. This insurance and claims team, together with cooperation from Agency's field staff, is responsible for the overall quality and success of the investigation, reserving and litigation and/or settlement of claims against Agency.

DEALERSHIP OPERATIONS

         The dealership operations segment supplies and sells front-line ready vehicles to NAC member dealers. This business unit, known as National Motors, Inc. ("NMI"), also controls the disposition of the retired rental units. Dealership operations generated $64.7 million in revenue from the sale of approximately 9,000 vehicles in fiscal 1995. Over 80% of these vehicles were sold to NAC member dealers.

         Disposition of Agency's retired vehicles is centrally controlled by the dealership operations group. These vehicle sales professionals determine the most efficient and profitable means of disposal, either through National Auto Credit (NAC) member dealers, wholesale or auction. The dealership operations group currently operates nine "Program Car Prep Centers" which oversee the preparation and detailing of retired vehicles as well as less expensive vehicles purchased from auctions for sale through NAC member dealers, referred to as "Econocars". NAC has provided Agency with the most profitable method to date of fleet disposal, and currently 80% of retired vehicles are sold through NAC member dealers.

CORPORATE

         The corporate staff includes executive management and various support functions, which are centralized at the Company's corporate headquarters located in Solon, Ohio, a southeast suburb of Cleveland. These functions include accounting, payroll, benefits, legal, management information systems, tax and treasury.

EMPLOYEES

         The Company employs a total of 1,000 people, 750 of whom work in the rental operations group. The financial services group has approximately 150 employees, and the remaining 100 people are involved in the dealership operations and the corporate functions noted above. None of the employees are covered by a collective bargaining agreement, and the Company believes it has good relations with its employees.

SEGMENT REPORTING INFORMATION

Financial information about the Company's industry segments is provided in Note M to the Company's consolidated financial statements on page 36 of this Form 10-K which is herein incorporated by reference.

Item 2.          Properties

         The Company's executive offices are located in two four-story, 55,000 square feet office buildings owned by the Company in Solon, Ohio. The Company leases, under short-term lease agreements, office space for its automobile rental operations and office and lot space for its automobile prep centers.
The Company owns facilities in Beach City, Ohio (9,000 square feet) and Delran, New Jersey (12,000 square feet), which are used as automobile prep centers.

         The Company believes that its operational facilities and other properties are well maintained and adequate for its future operations.

Item 3.          Legal Proceedings

         The Company self-insures for insurance claims and is a defendant in other legal proceedings as discussed in Notes D and O to the Company's consolidated financial statements on pages 31 and 39 of this Form 10-K which is herein incorporated by reference.

Item 4.          Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the three months ended January 31, 1995.

Executive Officers of the Registrant

Executive officers hold office until the annual meeting of the Board of Directors, subject to earlier removal by the Board of Directors.



         Name                    Age                       Position
         ----                    ---                       --------
Sam J. Frankino                   70               Chairman of the Board

Robert J. Bronchetti              47               President, Chief Executive Officer and Director

Edward A. Burkhart                35               Executive Vice President and Director

David R. Thomson                  46               Executive Vice President, Sales and Marketing

Thomas J. Dostart                 40               Vice President, General Counsel and Secretary

Davida S. Howard                  48               Vice President-Finance and Controller

Gary J. Mooney                    47               Vice President, Auto Sales and Service

James E. Smith, Jr.               40               Vice President, Operations

Richard A. Tomaszewski            45               Vice President, Credit and Collections

Sam J. Frankino

         Mr. Frankino, founder and majority stockholder of the Company, has served as the Chairman of the Board of Directors of the Company since 1969. Mr. Frankino has also served as Chief Executive Officer from 1969 to 1992 and from December 1993 until December 1994.

Robert J. Bronchetti

         Mr. Bronchetti, President and Chief Executive Officer, has been employed by the Company since May 1991 and was elected a Director in September 1993. Mr. Bronchetti has held the position of President since March 1994 and Chief Executive Officer since December 1994. Mr. Bronchetti previously held the positions of Executive Vice President and Chief Financial Officer, Vice President and Chief Financial Officer and Vice President of Finance and Treasurer. Prior to 1991, Mr. Bronchetti held various financial management positions with Engelhard Corporation and its wholly-owned subsidiary, The Harshaw Chemical Company.

Edward A. Burkhart

         Mr. Burkhart, Executive Vice President, has been employed by the Company since 1982 and was appointed a Director in April 1994. Mr. Burkhart has held numerous positions with the Company including Office Manager, District Manager, Regional Director, Regional Vice President and Senior Vice President, Rental Operations prior to assuming his present duties in March 1994.

David R. Thomson

         Mr. Thomson, Executive Vice President, Sales and Marketing, has been employed by the Company since February 1993. Mr. Thomson held the positions of Vice President of Sales and National Sales Manager prior to assuming his present duties in March 1994. For three years prior to 1993 he held the position of General Manager and Finance Manager at Fairchild Acura.

Thomas J. Dostart

         Mr. Dostart, Vice President, General Counsel and Secretary has been employed by the Company since February 1995. From May 1992 until January 1995, Mr. Dostart was General Counsel for Interactive Systems Corporation, a Kodak company, and successor organizations. Prior to May 1992, Mr. Dostart was employed by Amoco Corporation and Jones, Day, Reavis & Pogue as an attorney.

Davida S. Howard

         Ms. Howard, Vice President-Finance and Controller, has been employed by the Company since July 1990. Ms. Howard held the position of Controller prior to assuming her present duties in March 1994. Prior to 1990, Ms. Howard was Vice President of Finance and Administration/Controller with SNS Properties, Inc. and audit manager with Price Waterhouse & Co.

Gary J. Mooney

         Mr. Mooney, Vice President, Auto Sales and Service has been employed by the Company since January 1990. Mr. Mooney held the positions of Regional Director and National Director, Vehicle Sales prior to assuming his present position in May 1993.

James E. Smith, Jr.

         Mr. Smith, Vice President of Operations has been employed by the Company since May 1993. Mr. Smith held the positions of Regional Director and Regional Vice President, Operations prior to assuming his present position in July 1994. For six years prior to 1993, Mr. Smith was Branch Operations Manager for Chrysler Credit Corporation.

Richard A. Tomaszewski

         Mr. Tomaszewski, Vice President, Credit and Collections, has been employed by the Company since December 1991. Mr. Tomaszewski held the positions of Manager, Director of Operations and Director of Collections prior to assuming his present duties in January 1995. From March 1991 until December 1991, Mr. Tomaszewski was Assistant Credit Manager with Ford Consumer Finance, Inc. Prior to 1991, Mr. Tomaszewski held various positions with TransOhio Savings Bank, including that of Consumer Loan Manager.

                                    PART II

Item 5.          Market for the Registrant's Common Stock and Related
                 Stockholder Matters

MARKET INFORMATION

         The Company's common stock, $.05 par value, trades on the NASDAQ Stock Market under the symbol: "NACC". The following table reflects the high and low sales prices for the Company's common stock during the periods indicated as reported on the NASDAQ Stock Market.

PRICE RANGE OF COMMON STOCK

                                                                                       High               Low
                                                                                     ---------         ---------
Year ended January 31, 1995
     First Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  15             $  11 7/8
     Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14                10 5/8
     Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13 3/4            11 1/8
     Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . .             12 1/8             9 3/8

Year ended January 31, 1994
     First Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   9             $   7 1/2
     Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . .              8 7/8             7 5/8
     Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             11 3/8             8
     Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13 1/2            10 1/8


STOCKHOLDERS

         There were 1,516 stockholders of record of the Company's common stock as of March 31, 1995.

DIVIDENDS

         It has been the Company's policy to retain earnings to finance the growth of its business and reduce outstanding debt; accordingly the Company has generally not issued a cash dividend. However, the Company does from time to time reassess its cash dividend policy and may issue cash dividends in the future if circumstances warrant. No cash dividends were declared for the fiscal years ended January 31, 1995 and 1994.

Item 6. Selected Financial Data - Set forth below is selected financial data with respect to the income statements of the Company for the five years ended January 31, 1995, and with respect to the balance sheets of the Company at January 31 in each of those years (thousands of dollars, except per share amounts).


Selected Income Statement Data:                                     Years ended January 31,
                                          ------------------------------------------------------------------------------
                                              1995             1994              1993             1992              1991
                                          --------         --------          --------         --------          --------
REVENUE
  Automobile rentals                      $132,111         $222,460          $282,421         $269,003          $278,953
  Dealership operations                     64,651           73,303            48,949            9,229                --
  Financial services                        22,401            7,419               342               --                --
                                          --------         --------          --------         --------          --------
     Total                                 219,163          303,182           331,712          278,232           278,953

COSTS AND EXPENSES
  Cost of goods sold and
     operating expenses:
     Automobile rentals                     57,310           95,378           121,186          121,431           129,865
     Dealership operations                  61,618           72,321            48,665            9,551                --
     Financial services                      2,829              875               299               --                --
  Depreciation and amortization             36,660           61,338            75,521           68,725            86,003
  Selling, general and administrative       22,168           38,137            48,556           42,713            43,122
  Interest                                   2,150            4,565             7,051            7,642            10,024
  Special charge                                --               --             3,610               --                --
                                          --------         --------          --------         --------          --------
     Total                                 182,735          272,614           304,888          250,062           269,014
                                          --------         --------          --------         --------          --------
INCOME BEFORE INCOME TAXES                  36,428           30,568            26,824           28,170             9,939
Provision for income taxes                  14,025           12,330            10,018           10,986             3,459
                                          --------         --------          --------         --------          --------
NET INCOME                                $ 22,403           18,238            16,806           17,184             6,480
                                          ========         ========          ========         ========          ========
NET INCOME PER SHARE                      $    .87         $    .72          $    .66         $    .68          $    .25
                                          ========         ========          ========         ========          ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (000's)                25,814           25,468            25,443           25,401            26,115
                                          ========         ========          ========         ========          ========

Selected Balance Sheet Data:                                            January 31,
                                          ------------------------------------------------------------------------------
                                              1995             1994              1993             1992              1991
                                          --------         --------          --------         --------          --------
Accounts and notes receivable             $175,071         $ 94,147          $ 32,730         $ 26,485          $ 27,409
Property and equipment, net                 97,904          204,239           331,490          312,690           276,906
Total assets                               320,941          350,921           406,076          372,397           326,268
Total operating debt                        10,192           68,491           145,308          125,800           106,146
Stockholders' equity                       199,228          177,257           157,054          141,574           128,320
Ratio of total liabilities
  to stockholders' equity                       .6              1.0               1.6              1.6               1.5
Percent of operating debt to
  total capital                                 4%              25%               44%              43%               41%


Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

         National Auto Credit, Inc. (the "Company"), had net income of $22.4 million or $.87 per share, an increase of $4.2 million or $.15 per share from $18.2 million or $.72 per share for fiscal 1994. Of significant note is the earnings contribution from the Company's financial services segment of $.46 per share for fiscal 1995, a 188% increase over the $.16 per share in the prior year.

         The Company's earnings for the year were driven by the rapid expansion of its automobile loan gross receivable portfolio which grew 108% from $93.2 million at January 31, 1994 to $193.5 million at January 31, 1995. The expansion in the financial services segment and related profits was partially offset by the decline in revenue in the Company's automobile rental business segment due to the reduction in its rental fleet from 23,700 cars at January 31, 1994 to 11,700 cars at January 31, 1995. Revenues from the Company's dealership operations decreased due to a reduction in the total number of units sold from 12,200 in fiscal 1994 to 8,900 in fiscal 1995; however gross margins increased due to higher average selling prices.

         It is anticipated that the financial services segment will continue to contribute, in increasing proportion, to the Company's net income consistent with the ongoing expansion of its automobile loan portfolio. Revenue and profit of the rental business will decline further due to the reduction in fleet that has already occurred coupled with normal fleet retirements that will not be replaced by new purchases. It is the Company's intention to sell its rental business in fiscal 1996 or begin a final liquidation of its rental car assets. The Company's dealership operations will continue to operate at approximately the same level.

Financial Services

         The Company's financial services subsidiary, NAC, Inc. ("NAC") had revenue of $22.4 million, a 202% increase over the $7.4 million earned during fiscal 1994. This revenue growth, which is predominately interest income, is attributable to the growth in the automobile loan gross receivable portfolio generated through enrolled member dealers.

         This portfolio, which was $93.2 million at January 31, 1994, grew by 108% during fiscal 1995 to $193.5 million at January 31, 1995. This increase was driven by the expansion of NAC's enrolled dealer network from 900 to 1400 members at the end of fiscal 1995, an increase of 500 dealer members from the previous year.

         Also included in financial services revenue are net enrollment fees, late fees and various commissions derived from the sale of credit related products such as warranties and credit life insurance, of which NAC bears no material contingent liability. Revenue derived from warranty sales during fiscal 1995 totaled $1.2 million as compared to $.2 million in fiscal 1994. Revenues from credit life insurance, which started late in fiscal 1995, were immaterial but have the potential to expand considerably in fiscal 1996.

         During fiscal 1995 NAC serviced its member dealers through six branch locations. In the fourth quarter of fiscal 1995 NAC decided to consolidate its loan processing operation to provide more consistent, timely and proactive service to its expanding dealer network. By the end of fiscal 1995 three of the six branch locations had been consolidated in available space at the Company's corporate headquarters with the remaining branch locations already consolidated in the first quarter of fiscal 1996.

         Operating expenses of the financial services segment increased to $2.8 million in fiscal 1995 from $.9 million in fiscal 1994. This increase, which is roughly proportional to the reported increase in revenues for the period, is due to the staffing and related overhead needed to support the much larger receivable portfolio and dealer network. The percentage breakdown of NAC's operating expenses for fiscal 1995 and fiscal 1994 is as follows:

                                                   1995               1994
                                                  -----              -----
     Salaries and Benefits                         57.8%              60.3%
     Office Supplies                               10.1                9.3
     Telephone                                      8.8                5.7
     Travel                                         8.5                8.3
     Advertising                                    6.0                7.8
     Rent and Utilities                             4.1                3.2
     Other                                          4.7                5.4
                                                  -----              -----
     Total                                        100.0%             100.0%
                                                  =====              =====

         Financial services revenue in fiscal 1994 was $7.4 million as compared to $.3 million in fiscal 1993, the initial year of financial service operations.

         NAC's automobile loan gross receivable portfolio grew to $93.2 million by fiscal 1994 year end from $5.1 million at January 31, 1993. The growth in NAC's receivable portfolio was driven by an increase in enrolled dealers to 900 at January 31, 1994 from 100 the year before.

         NAC continues to set new milestones monthly. By fiscal year end 1996 the gross receivable portfolio is expected to be at least $300 million as NAC continues its pursuit of becoming the premier alternative financing source for new and used car dealers throughout the country.

Dealership Operations

         Dealership operations represents the Company's used car sales subsidiary operating under the name of National Motors, Inc. ("NMI"), formerly Agency Auto Sales. Revenue decreased 11.8% to $64.7 million on the sale of 8,900 cars from $73.3 million on the sale of 12,200 cars during fiscal 1994. This sales decrease resulted from a decrease in the number of available vehicles for sale due to fewer rental car retirements. As rental car retirements continue to decrease, the Company intends to purchase units at auction or through other wholesale means to meet dealer demands.

         The average selling price per car increased by 21% to $7,270. Cost of sales decreased to $61.6 million from $72.3 million in fiscal 1994 as a result of decreased sales volume, a decrease in salaries, rent and related operating expenses, offset by an increased average cost per car.

         As the Company's core business evolves from automobile rental to financial services, NMI is taking on greater significance as a servicing operation that processes and distributes cars to NAC member dealers for retail sale. This strategy has enabled NMI to improve margins and control operating costs. During fiscal 1994 up to twenty-one NMI locations were in operation. At January 31, 1994 and for all of fiscal 1995 only nine locations were utilized.


Automobile Rentals

         Automobile rentals represents the Company's rental car division, Agency Rent-A-Car ("Agency"). Rental revenue decreased in fiscal 1995 to $132.1 million from $222.5 million in fiscal 1994. The average rental rate increased 2.6% from $23.31 to $23.92 per car day in fiscal 1995 versus fiscal 1994 and utilization remained relatively consistent from year to year at approximately 90%. Approximately 160 offices were closed or merged and the average fleet decreased by 13,000 cars to 17,000, as Agency continued on its course of consolidating its operations into the major metropolitan areas across the country with the greatest profit potential. At January 31, 1995 there were 288 offices operating a rental fleet of approximately 11,700 cars.

         Rental revenue decreased in fiscal 1994 as compared to fiscal 1993 due to the closing of approximately 200 offices and a resulting decrease in the average fleet size by 8,000 cars. Utilization during the periods averaged approximately 90% and the average daily rental rate in fiscal 1994 was $23.31 versus $22.76 in fiscal 1993.

         Operating expenses declined to $57.3 million in fiscal 1995 from $95.4 million in fiscal 1994. This 40% decrease is directly proportionate with the decrease in the average rental fleet and is across all major expense categories including salaries, claims and maintenance.

         Operating expenses decreased in fiscal 1994 to $95.4 million from $121.2 million in fiscal 1993. The 21% overall decrease is reflective of major expense reductions including a 41% decrease in claims expense. This disproportionate reduction in claims expense was a direct result of office closings in certain high-risk major metropolitan areas which reduced the actuarially determined expense by $4.3 million due to the reduced risk level over and above the $5.7 million reduction which resulted from the reduced fleet size.

         On March 1, 1995, the Company announced that automobile rental assets, including the name, Agency Rent-A-Car, are being offered for sale. The Company further stated that if a sale is not consummated in the first nine months of fiscal 1996 it will complete a liquidation of its remaining rental car assets. As a result of the decision the Company expects that during fiscal 1996 the rental operations segment will be reflected as a discontinued operation.
During the interim period, revenues and net income will be below that of prior periods due to the reduction in fleet that has already occurred and further reductions that will occur due to normal attrition.

         Since the manner in which the discontinuance of automobile rental operations has not yet been determined, any gain or loss to be realized on the disposal of the assets and any costs and expenses directly associated with that disposal cannot be estimated with reasonable accuracy at the present time.

Depreciation and Amortization

         Depreciation and amortization expense declined $24.6 million to $36.7 million in fiscal 1995 from $61.3 million in fiscal 1994 due to the significant reduction in fleet size. Agency's composite monthly depreciation rate was consistent in both fiscal 1995 and 1994 at approximately 1.5% of purchase cost.

         Depreciation and amortization expense decreased to $61.3 million for the year ended January 31, 1994 as compared to $75.5 million for the year ended January 31, 1993. The decrease was predominantly a result of the reduced fleet size, partially offset by a 5% increase in average vehicle cost.

Selling, General and Administrative

         Selling, general and administrative expenses decreased to $22.2 million in fiscal 1995 from $38.1 million in fiscal 1994. This decrease of 42% resulted from the downsizing of rental operations and across-the-board cost cutting efforts. The reduction was primarily in the areas of support staffing and related items such as postage, travel, telephone/utilities and supplies.

         Selling, general and administrative expenses decreased to $38.1 million in fiscal 1994 from $48.6 million in fiscal 1993. The decrease of $10.5 million was principally attributable to the successful completion of the rental operations realignment which had started during the fourth quarter of fiscal 1993.

Interest

          Interest expense declined to $2.2 million in fiscal 1995 as compared to $4.6 million in the prior year due to a 64% decrease in average debt of $79.3 million to $45.3 million, partially offset by an increase in the Company's effective cost of borrowing to 4.1% for the year ended January 31, 1995 from 3.4% for the year ended January 31, 1994. The lower debt level resulted from a reduction in vehicle purchases, from 6,000 to 1,500 cars, necessary to sustain the reduced fleet size.

         The decrease in interest expense from $7.1 million in fiscal 1993 to $4.6 million in fiscal 1994 was due to lower effective interest rates and a decrease in average debt outstanding by $36.7 million to $124.6 million for fiscal 1994.

Income Taxes

         The provision for income taxes in fiscal 1995 increased to $14 million from $12.3 million in fiscal 1994 as a result of higher pre-tax income partially offset by a decrease in the effective tax rate to 38.5% from 40.3%. The decrease in the effective tax rate is due to the retroactive $714,000 adjustment to deferred taxes in fiscal 1994 reflective of the increased federal tax rate from 34% to 35% enacted by the passage of the Omnibus Budget Reconciliation Act of 1993.

         The provision for income taxes in 1994 increased to $12.3 million from $10 million in fiscal 1993 as a result of both higher pre-tax income and an increase in the Company's effective tax rate to 40.3% from 37.4%. The increase in the rate resulted from enactment of the tax act mentioned above and the corresponding impact on the deferred tax liability as required under SFAS No. 109 "Accounting for Income Taxes".

IMPACT OF INFLATION


         The Company is affected by inflation primarily through its impact on operating cost and expenses, interest expense and automobile purchases.

         The impact of inflationary pressures on operating cost and expenses has been offset by the Company's continued emphasis on tight operating and cost controls as well as its ability to generate and increase fees in its finance business and its ability to raise rates in the rental car business. The impact of higher vehicle prices is mitigated to a certain extent by a corresponding increase in used automobile prices.

         The impact of escalating interest rates is mitigated by the Company's agreement with NAC member dealers which provides for the assessment of interest charges to the dealer on outstanding advances at a variable rate that fluctuates with the prime rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of internally generated funds were as follows:

                                        Year Ended January 31,:
                                   ---------------------------------
                                    1995         1994         1993
                                   -------      -------      -------
                                              (in thousands)
  Operations                       $43,000      $80,335      $99,802
  Collections on installment
    notes - principal               45,527       10,032          631
  Sale of used automobiles          29,544       68,963       73,897

         Cash flow from operating activities decreased primarily due to lower revenue from automobile rentals. Sale of used automobiles generated less cash due to the financing of more vehicles through the financial services business. Cash collections on installment notes continued to increase due to the growth in the receivable portfolio.

         External sources of funds available to the Company at January 31, 1995 amounted to $200 million in commercial paper, $124 million in unsecured, uncommitted, short-term bank lines of credit, $40 million in unsecured, committed bank lines of credit and $15 million in lines of credit with automobile manufacturers. Outstanding borrowings at January 31, 1995 amounted to $9 million in commercial paper and $13.7 million in unsecured, uncommitted, short-term lines of credit.

         Management believes it has sufficient internal and external sources of funds available to meet its current obligations, to fund current operating and capital requirements and to finance future growth.

         The primary use of internally generated funds in fiscal 1995 and 1994 was to reduce operating debt by $58.3 million and $76.8 million respectively. The ratio of operating debt to total capital decreased to 4% at January 31, 1995 as compared to 25% at January 31, 1994. The decline reflects lower debt levels as a result of a reduction in fleet purchases necessary to support the reduced fleet size. It is anticipated that debt levels will decline further in fiscal 1996 due to minimal fleet purchases required to sustain the Company's rental operations. The Company may have excess cash should a sale of the rental business be consummated.

         During fiscal 1995 the Company's Board of Directors authorized the buy-back of an additional one million shares of Company stock bringing its total authorization to four million shares.

         The Company's financial flexibility has been maintained through its $200 million commercial paper program (rated "A-1" by Standard & Poor's and "Prime-1" by Moody's Investors Service) and the related short-term committed line of credit of $40 million. This agreement, which expires May 31, 1995, may be renewed at the discretion of the parties.

Item 8.  Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
Solon, Ohio

We have audited the accompanying consolidated balance sheets of National Auto Credit, Inc. and Subsidiaries as of January 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Auto Credit, Inc. and Subsidiaries as of January 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/Deloitte & Touche LLP


Cleveland, Ohio
March 23, 1995

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)


                                     ASSETS


                                                              January 31,
                                                      --------------------------
                                                        1995              1994
                                                      --------          --------
CASH AND CASH EQUIVALENTS                             $    398          $    758

ACCOUNTS AND NOTES RECEIVABLE (Note B)                 175,071            94,147

PREPAID EXPENSES                                         3,090             5,979

DEALERSHIP INVENTORY                                    23,406            26,428

PROPERTY AND EQUIPMENT
     Rental automobiles                                126,152           247,272
     Other property and equipment                       26,898            31,615
                                                      --------          --------
                                                       153,050           278,887
     Less: accumulated depreciation                    (55,146)          (74,648)
                                                      --------          --------
                                                        97,904           204,239
OTHER ASSETS (Note C)                                   21,072            19,370
                                                      --------          --------
                                                      $320,941          $350,921
                                                      ========          ========




See notes to consolidated financial statements.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (Thousands of Dollars, Except Per Share Amounts)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               January 31,
                                                        ----------------------
                                                           1995           1994
                                                        -------        -------
LIABILITIES
     Dealer holdbacks, net                             $ 33,278       $ 14,504
     Self-insurance claims (Note D)                      24,475         34,425
     Notes payable  (Note F)                             12,469          9,590
     Operating debt (Note G)                             10,192         68,491
     Deferred income taxes (Note H)                      22,543         33,045
     Other liabilities (Note C)                          18,756         13,609
                                                       --------        -------
                                                        121,713        173,664
                                                       --------       --------

COMMITMENTS AND CONTINGENCIES (Notes E and O)

STOCKHOLDERS' EQUITY (Note I)
     Preferred stock - $.05 par value,
        authorized 2,000,000 shares, none issued

     Common stock - $.05 par value,
        authorized 30,000,000 shares,
        26,946,679 and 26,649,322
        shares issued, respectively                       1,348          1,333

     Additional paid-in capital                         125,695        122,905

     Retained earnings, including cumulative
        foreign currency translation loss
        of $1,253 and $895, respectively                 82,921         60,876

     Treasury stock, at cost, 1,217,668 and
        960,668 shares, respectively                    (10,736)        (7,857)
                                                       --------       --------
                                                        199,228        177,257
                                                       --------       --------
                                                       $320,941       $350,921
                                                       ========       ========



See notes to consolidated financial statements.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                (Thousands of Dollars, Except Per Share Amounts)




                                                 Years Ended January 31,
                                            ------------------------------
                                              1995       1994       1993
                                            --------   --------   --------
REVENUE
  Automobile rentals                        $132,111   $222,460   $282,421
  Dealership operations                       64,651     73,303     48,949
  Financial services                          22,401      7,419        342
                                            --------   --------   --------
     Total                                   219,163    303,182    331,712

COSTS AND EXPENSES
  Cost of goods sold and operating
   expenses:
    Automobile rentals                        57,310     95,378    121,186
    Dealership operations                     61,618     72,321     48,665
    Financial services                         2,829        875        299
  Depreciation and amortization               36,660     61,338     75,521
  Selling, general and administrative         22,168     38,137     48,556
  Interest                                     2,150      4,565      7,051
  Special charge (Note P)                         --         --      3,610
                                            --------   --------   --------
     Total                                   182,735    272,614    304,888
                                            --------   --------   --------

INCOME BEFORE INCOME TAXES                    36,428     30,568     26,824
Provision for income taxes (Note H)           14,025     12,330     10,018
                                            --------   --------   --------

NET INCOME                                  $ 22,403   $ 18,238   $ 16,806
                                            ========   ========   ========

EARNINGS PER SHARE                          $    .87   $    .72   $    .66
                                            ========   ========   ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (000's)                  25,814     25,468     25,443
                                            ========   ========   ========





See notes to consolidated financial statements.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED JANUARY 31, 1995, 1994 AND 1993

                             (Thousands of Dollars)


                                        Common Stock                                       Foreign
                                     -------------------     Additional                    Currency
                                     Shares        Par        Paid-In       Retained      Translation      Treasury
                                     (000's)      Value       Capital       Earnings       Adjustment        Stock        Total
                                     -------      ------     ----------     --------      -----------      ---------     --------
BALANCE,
  JANUARY 31, 1992                   26,280       $1,314      $119,734       $26,727        $   821        $ (7,022)     $141,574

  Net income                                                                  16,806                                       16,806
  Stock issued under
    option and purchase
    plans (Note J)                       69            3           484                                                        487
  Treasury stock
    purchases (Note I)                                                                                         (700)         (700)
  Foreign currency
    translation                                                                              (1,113)                       (1,113)
                                     ------       ------      --------       -------        -------        --------      --------
BALANCE,
  JANUARY 31, 1993                   26,349        1,317       120,218        43,533           (292)         (7,722)      157,054

  Net income                                                                  18,238                                       18,238
  Stock bonuses (Note J)                 18            1           217                                                        218
  Stock issued under
    option and purchase
    plans (Note J)                      282           15         2,470                                                      2,485
  Treasury stock
    purchases (Note I)                                                                                         (135)         (135)
  Foreign currency
    translation                                                                                (603)                         (603)
                                     ------       ------      --------       -------        -------        --------      --------
BALANCE,
  JANUARY 31, 1994                   26,649        1,333       122,905        61,771           (895)         (7,857)      177,257

  Net income                                                                  22,403                                       22,403
  Stock bonuses (Note J)                 23            1           248                                                        249
  Stock issued under
    option and purchase
    plans (Note J)                      275           14         2,542                                                      2,556
  Treasury stock
     purchases (Note I)                                                                                     (2,879)        (2,879)
  Foreign currency
    translation                                                                                (358)                         (358)
                                     ------       ------      --------       -------        -------        --------      --------
BALANCE,
  JANUARY 31, 1995                   26,947       $1,348      $125,695       $84,174        $(1,253)       $(10,736)     $199,228
                                     ======       ======      ========       =======        =======        ========      ========


See notes to consolidated financial statements.




                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)


                                                                        Years Ended January 31,
                                                                --------------------------------------
                                                                  1995           1994           1993
                                                                --------       --------       --------
Cash Flows from Operating Activities:
     Net income                                                 $ 22,403       $ 18,238       $ 16,806
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                            36,660         61,338         75,521
         Provision for credit losses and loan discounts            1,924          1,710            160
         Special charge                                               --             --          3,610
         Deferred income taxes                                    (6,382)         1,727         (1,358)
         Changes in operating assets and liabilities:
           Accounts receivable                                     6,947         10,773         (4,025)
           Interest receivable on dealer advances                 (3,507)          (405)            --
           Dealership inventory                                   (5,226)        (2,814)        (3,334)
           Other liabilities                                        (977)        (5,481)         1,468
           Self-insurance claims                                  (9,950)       (12,375)         1,100
           Other operating assets and liabilities                  1,108          7,624          9,854
                                                                --------       --------       --------
         Net cash provided by operating activities                43,000         80,335         99,802
                                                                --------       --------       --------
Cash Flows from Investing Activities:
     Purchase of rental automobiles                              (16,882)       (60,398)      (183,755)
     Proceeds from sale of rental automobiles                     29,544         68,963         73,897
     Purchase of other property and equipment                       (592)        (3,634)        (9,308)
     Principal collected on installment notes receivable          45,527         10,032            631
     Advances to dealers and payments of dealer holdbacks        (44,513)       (21,976)          (120)
     Other investing activities, net                                (592)           770            945
                                                                --------       --------       --------
         Net cash provided by (used in) investing
           activities                                             12,492         (6,243)      (117,710)
                                                                --------       --------       --------
Cash Flows from Financing Activities:
     Net borrowings (principal payments) on operating
       debt and notes payable                                    (55,420)       (76,682)        20,208
     Payments to acquire treasury stock                           (2,879)          (135)          (700)
     Other financing activities, net                               2,447          2,100         (1,827)
                                                                --------       --------       --------
         Net cash (used in) provided by financing
           activities                                            (55,852)       (74,717)        17,681
                                                                --------       --------       --------
Decrease in cash and cash equivalents                               (360)          (625)          (227)
Cash and cash equivalents at beginning of year                       758          1,383          1,610
                                                                --------       --------       --------
Cash and cash equivalents at end of year                        $    398       $    758       $  1,383
                                                                ========       ========       ========
Supplemental Disclosures of Cash Flow Information:
     Interest paid                                              $  2,520       $  5,929       $  7,100
                                                                ========       ========       ========
     Income taxes paid                                          $ 23,673       $  7,109       $  6,200
                                                                ========       ========       ========
Supplemental Schedule of Non-Cash Investing Activities:
     Sale of rental automobiles and dealership inventory        $ 58,920       $ 47,497       $  4,620
     Addition to dealer holdbacks, net                            76,366         35,536            264
                                                                --------       --------       --------
     Addition to installment notes receivable, net              $135,286       $ 83,033       $  4,884
                                                                ========       ========       ========


See notes to consolidated financial statements.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1995, 1994 AND 1993


NOTE A - Summary of Significant Accounting Policies

         GENERAL:
         The Company commenced operations in 1969 principally renting automobiles in the insurance replacement industry under the name of Agency Rent-A-Car, Inc. In August 1994 the Company changed its name to National Auto Credit, Inc., in recognition of the Company's decision to focus its primary resources on its automobile financing business.

         PRINCIPLES OF CONSOLIDATION:
         The consolidated financial statements include the accounts of National Auto Credit, Inc. and its subsidiaries ("the Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

         FINANCIAL SERVICES REVENUE:
         Upon acceptance of retail installment contracts, gross installment notes receivable are recorded net of unearned finance charges, which are recognized as income using the interest method over the life of the applicable contract. Accrual of finance charges is suspended when a loan becomes sixty days or more past due, on a contractual basis. When the loan becomes current, the accrual is resumed and past-due income is recognized.

         Also included in financial services revenue are dealer enrollment fees and loan origination fees. The non-refundable enrollment fees are charged to each dealer upon its acceptance as a member in the financing program and are deferred and amortized on a straight-line basis over twelve months, net of the related direct incremental costs associated with the enrollment fee. The loan origination fees, net of related direct costs, are deferred and amortized over the lives of the loans.

         CREDIT LOSSES:
         The installment notes receivable portfolio is reviewed regularly to ensure that the allowance for loan losses is maintained at a level considered adequate to cover potential losses. Loans are charged-off on a loan by loan basis generally when no material payment has been received for one year. Principal balances are charged off against the related dealer holdback first, and then against the allowance for loan losses, as necessary.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1995, 1994 AND 1993


NOTE A - Summary of Significant Accounting Policies (cont.)

         DEALER HOLDBACKS:
         Dealer holdbacks are the amounts payable to member dealers from the acceptance of retail installment contracts, net of cash advanced. The cash advances are based upon certain criteria and are interest-bearing at the prime rate less 3%. The dealer holdbacks protect the Company from potential losses associated with the installment contracts. The dealer holdbacks are not paid until all advances related to a particular dealer have been recovered. At January 31, 1995 and 1994 the components of dealer holdbacks were:

                                                    January 31,
                                           ------------------------------
                                              1995                1994
                                           ---------            ---------
                                                   (in thousands)
         Dealer holdbacks                  $ 140,312             $ 61,418
         Advances                           (108,872)             (47,714)
         Allowance for credit losses           1,838                  800
                                           ---------             --------
         Dealer holdbacks, net             $  33,278             $ 14,504
                                           =========             ========

         An allowance for credit losses is provided to protect the Company from advances that are not expected to be recovered as follows:

                                                    January 31,
                                             ---------------------------
                                              1995                1994
                                             ------              -------
                                                   (in thousands)
         Balance, beginning of year          $  800              $   --
         Provision for credit losses          1,044                  800
         Net charge-offs                         (6)                 --
                                             ------              -------
         Balance, end of year                $1,838              $   800
                                             ======              =======


         DEALERSHIP INVENTORY:
         Dealership inventory is stated at lower of depreciated cost or estimated wholesale market.

         PROPERTY AND EQUIPMENT:
         Rental automobiles are stated at cost, less related purchase discounts and incentives. Rental automobiles are depreciated, while in service, using the straight-line method at rates which generally range from 1.0% to 1.9% of capitalized cost per month, depending on make, model and time of year placed into service. The rate is calculated using an estimated in-service life of 28 months and an anticipated residual value at the end of this period, which is estimated using prior disposition experience and independently published predicted used automobile values.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1995, 1994 AND 1993


NOTE A - Summary of Significant Accounting Policies (cont.)

         Management periodically reviews depreciation rates and revises, where appropriate, based on a variety of factors including the strength of the used car market, general economic conditions and estimated useful life. Gains and losses upon the sale of rental automobiles are either recorded as an adjustment to depreciation expense or are included in dealership operations, depending on the method of disposal. The net gain (loss) from the sale of automobiles totalled $3,874,000, $2,431,000 and ($2,325,000) for the years ended January 31, 1995, 1994 and 1993, respectively. The number of automobiles sold by the Company was 11,055, 16,538 and 12,871 in fiscal 1995, 1994 and 1993, respectively. Other property and equipment is depreciated using the straight-line method over its estimated useful life.

         COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED:
         Cost in excess of the fair value of net assets acquired, which is included in other assets, is amortized on the straight-line basis over twenty-five years.

         INCOME TAXES:
         Deferred income taxes are provided for all temporary differences between the book and tax basis of assets and liabilities. In addition, as was the case in fiscal 1994, deferred income taxes are adjusted to reflect new tax rates when they are enacted into law.

         ADVERTISING:
         Advertising costs consist predominantly of Yellow Page listings. Yellow Page disbursements are capitalized as paid and amortized over the average life expectancy of the directories, which is 12 months. All other advertising costs are expensed as incurred. Statement of Position 93-7 "Reporting on Advertising Costs", which will be adopted in fiscal 1996, is not expected to have a material impact on the financial statements.

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

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1995, 1994 AND 1993


NOTE A - Summary of Significant Accounting Policies (cont.)


         CASH EQUIVALENTS:
         All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

         RECLASSIFICATION:
         Certain prior year amounts have been reclassified to conform with the current year presentation.


NOTE B - Accounts and Notes Receivable

         Components of accounts and notes receivable were as follows:

                                                     January 31,
                                              -------------------------
                                                1995             1994
                                              --------         --------
                                                  (in thousands)
   Installment notes receivable               $193,456         $ 93,233
   Unearned income                             (28,195)         (16,036)
   Allowance for loan losses                    (1,107)            (914)
                                              --------         --------
           Installment notes receivable, net   164,154           76,283
                                              --------         --------

   Trade accounts                               13,220           20,840
   Allowance for doubtful accounts              (3,720)          (5,474)
                                              --------         --------
           Trade accounts, net                   9,500           15,366
                                              --------         --------
   Other                                         1,417            2,498
                                              --------         --------
                                              $175,071         $ 94,147
                                              ========         ========


         Installment notes receivable are loans made by the Company's finance subsidiary which is principally engaged in the indirect consumer financing of used automobiles. The Company records the gross amount of the contract as an installment note receivable and the amount of its discount as unearned income. Installment notes generally have initial terms ranging from 12 to 42 months with an average initial term of 31 months. The notes are collateralized by the related vehicles sold. Installment notes receivable are from customers residing in all 50 states with no individual state accounting for more than 20%. At January 31, 1995 and 1994, the accrual of interest income was suspended on $27,509,000 and $6,860,000 of installment notes receivable, respectively.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1995, 1994 AND 1993

NOTE B - Accounts and Notes Receivable (cont.)

         Changes in the allowance for loan losses were as follows:

                                              January 31,
                                           ----------------
                                            1995      1994
                                           ------     -----
                                            (in thousands)
         Balance, beginning of year        $  914     $ 158
         Provision for credit losses
           and loan discounts                 880       910
         Net charge-offs                     (687)     (154)
                                           ------     -----
         Balance, end of year              $1,107     $ 914
                                           ======     =====


         Trade accounts are receivables generated from the rental of automobiles, principally to individuals whose automobiles are out of service due to accident, theft, damage or major repair. The Company extends credit to the customer's insurance company when coverage is provided, or to their corporate employer, as applicable, to cover the cost of the rental.


NOTE C - Other Liabilities

         Other liabilities were as follows:

                                                        January 31,
                                                  ----------------------
                                                    1995          1994
                                                  --------       -------
                                                      (in thousands)
         Accounts payable                          $ 5,355       $ 3,996
         Accrued payroll and payroll taxes             907         1,342
         Other accrued expenses                      8,451         8,271
         Deferred capital contributions              4,043           --
                                                   -------       -------
                                                   $18,756       $13,609
                                                   =======       =======

         The Company is a limited partner in certain affordable housing investments that generate benefits in the form of tax credits. In connection with its investments in affordable housing limited partnerships, which are included as other assets in the balance sheet, the Company is required as of January 31, 1995 to make future contributions of $4,043,000 plus interest at an average rate of 8.9% per annum in varying amounts over the next eight years as follows:

                          1996             $  407,000
                          1997                390,000
                          1998                508,000
                          1999                533,000
                          2000                566,000
                          Thereafter        1,639,000

         Management anticipates that the cash flow from the tax benefits generated by these investments will exceed the additional contribution requirements.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1995, 1994 AND 1993


NOTE D - Self-Insurance Claims

         The Company is primarily self-insured for bodily injury and property damage up to its retained limits relating to its fleet of vehicles. This self-insurance program affords protection to the Company, to its employees operating Company vehicles within the scope of their employment, and to renters of Company vehicles to the extent required by applicable state laws and/or afforded under the terms of the rental agreement.

         The Company estimates its liability for self-insurance claims based upon a comprehensive actuarial analysis of reported and incurred but not reported claims. Changes in estimates of claim costs resulting from this analysis are recognized in income in the period in which the estimates are changed. The Company carries excess automobile liability insurance for bodily injury and property damage of $5,000,000 per occurrence, of which the Company self-insures the first $500,000 of loss, with a secondary loss fund of $500,000. In connection with this program, at January 31, 1995 the Company had $7,424,000 of outstanding irrevocable standby letters of credit, as required by various state insurance regulatory authorities. The self-insurance claims expense, included in operating expenses for automobile rentals for fiscal 1995, 1994 and 1993, was $8,604,000, $14,417,000 and $24,410,000,
         respectively.

NOTE E - Lease Commitments

         The Company operates from numerous locations under operating lease agreements. Most leases call for fixed monthly rental payments and provide options for renewal. At January 31, 1995, future minimum rental commitments under all non-cancellable leases having initial or remaining terms of more than one year were: 1996-$645,000; 1997-$199,000 and 1998-$53,000. Total rent expense, which is included in cost of goods sold and operating expenses amounted to $4,264,000, $6,357,000 and $7,585,000 for the years ended January 31, 1995, 1994 and 1993, respectively.

NOTE F - Notes Payable

         At January 31, 1995 and 1994, the Company had utilized $12,469,000 and $9,590,000, respectively, of its unsecured bank lines of credit to finance the repurchase of the Company's common stock. Interest rates on the outstanding borrowings were 6.12% and 3.40% at January 31, 1995 and 1994, respectively.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1995, 1994 AND 1993


NOTE G - Operating Debt

         Operating debt consisted of the following:

                                                January 31,
                                          -----------------------
                                           1995            1994
                                          -------         -------
                                              (in thousands)
         Commercial paper                 $ 8,961         $66,981
         Unsecured lines of credit          1,231           1,510
                                          -------         -------
                                          $10,192         $68,491
                                          =======         =======

         The Company has an unsecured short-term commercial paper program in the aggregate of $200 million. Outstanding commercial paper was borrowed at a weighted average interest rate of 5.85% and 3.34% at January 31, 1995 and 1994, respectively.

         At January 31, 1995, the Company had short-term unsecured lines of credit with banks totalling $124 million, net of outstanding letters of credit. There are no fees or compensating balances associated with these credit facilities which are provided on an uncommitted basis. Interest rates on the outstanding borrowings under these lines of credit were 6.12% and 3.40% at January 31, 1995 and 1994, respectively.

         The Company maintains a committed bank facility of $40 million. There are no compensating balances associated with this facility. The agreement expires May 31, 1995 and may be renewed at the discretion of the parties. There have been no borrowings under this agreement.

NOTE H - Income Taxes

         The provision (benefit) for income taxes consists of:


                                             Years Ended January 31,
                                          ------------------------------
                                           1995        1994       1993
                                          -------     -------    -------
                                                 (in thousands)
                 Current
                   Federal                $16,617     $ 8,976    $ 8,926
                   State                    3,790       1,627      2,450
                                          -------     -------    -------
                                           20,407      10,603     11,376
                                          -------     -------    -------
                 Deferred
                   Federal                 (5,551)        966     (1,105)
                   State                     (831)        761       (253)
                                          -------     -------    -------
                                           (6,382)      1,727     (1,358)
                                          -------     -------    -------
                                          $14,025     $12,330    $10,018
                                          =======     =======    =======

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1995, 1994 AND 1993

NOTE H - Income Taxes (cont.)

         Reconciliations of the Federal statutory tax rate to the effective tax rate are as follows:


                                            Years Ended January 31,
                                            -----------------------
                                             1995    1994     1993
                                             ----    ----     -----
         Statutory rate                      35.0%   35.0%    34.0%
         State and local income taxes
          (net of federal income tax)         5.3     5.1      5.4
         Tax credits                         (2.2)   (2.6)    (3.3)
         Impact of change in federal rate     --      2.3      --
         Other                                 .4      .5      1.3
                                             ----    ----     ----
                                             38.5%   40.3%    37.4%
                                             ====    ====     ====


         Deferred income taxes on the balance sheet include current income taxes payable (refundable) of ($229,000) and $3,581,000 at January 31, 1995 and 1994, respectively. Deferred tax assets, on which no valuation allowance is considered necessary, and deferred tax liabilities, consist of the following:

                                                   January 31,
                                           ---------------------------
                                             1995               1994
                                           --------            -------
                                                 (in thousands)
         Deferred tax assets:
           Self-insurance claims            $ 8,446            $11,921
           Liabilities and other reserves     2,543              2,697
           Tax loss carryforward                955              1,433
           Other                                734                365
                                            -------            -------
           Total deferred tax assets         12,678             16,416
                                            -------            -------
         Deferred tax liabilities:
           Depreciation                      28,192             37,429
           State income taxes                 3,020              3,865
           Other                              4,238              4,586
                                            -------            -------
           Total deferred tax liabilities    35,450             45,880
                                            -------            -------
                                            $22,772            $29,464
                                            =======            =======

NOTE I - Stockholders' Equity

         The Company's Board of Directors has authorized the repurchase of up to four million shares of the Company's outstanding stock. Shares repurchased amounted to 257,000, 12,100 and 100,000 in fiscal 1995, 1994 and 1993, respectively.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1995, 1994 AND 1993

NOTE J - Employee Benefit Plans

         1983 STOCK OPTION PLAN:
         The Company's 1983 Stock Option Plan provided for the granting of both incentive and non-qualified stock options to key employees for the purchase of the Company's common stock. The 1983 Plan terminated on April 17, 1993 and no further options may be granted, although options still remain outstanding. Options previously granted under the Plan extend for ten years and become exercisable in installments over the first five years.

         A summary of changes in stock options is as follows:

                                       Number of     Price Range
                                        Options       Per Share
                                       ---------     -----------
         Balance January 31, 1992      1,309,208      $6.33-9.88
                 Granted                 540,915       6.56-9.00
                 Exercised               (54,744)      6.56-9.88
                 Cancelled              (133,266)      6.56-9.88
                                       ---------
         Balance January 31, 1993      1,662,113       6.33-9.88
                 Granted                   4,000          7.56
                 Exercised              (270,591)      6.33-9.88
                 Cancelled              (350,984)      6.56-9.88
                                       ---------
         Balance January 31, 1994      1,044,538       6.56-9.88
                 Exercised              (271,837)      6.56-9.88
                 Cancelled              (223,659)      6.56-9.88
                                       ---------
         Balance January 31, 1995        549,042      $6.56-9.88
                                       =========

         The outstanding options expire at various dates through 2003. Options for 370,392 shares, 531,818 shares and 551,739 shares were exercisable at January 31, 1995, 1994 and 1993, respectively.

         1993 EQUITY INCENTIVE PLAN:
         The Company's 1993 Equity Incentive Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, common stock and restricted common stock. The total number of shares which may be granted under this Plan are 2,000,000. There were 23,000 shares and 18,000 shares of restricted stock granted under this Plan during the years ended January 31, 1995 and 1994, respectively. A total of 60,000 stock options with a price range of $6.56 - 11.00 were granted during the year ended January 31, 1995. No options were granted during the year ended January 31, 1994. Options for 7,500 shares were exercisable at January 31, 1995. No options have been exercised or cancelled under this Plan.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1995, 1994 AND 1993

NOTE J - Employee Benefit Plans (cont.)

         EMPLOYEE STOCK PURCHASE PLAN:
         Under the 1986 Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock through payroll deductions at the month-end market price. The total number of shares available under this Plan is 510,513. The Company contributes an amount equal to 20% of the employee's payroll deduction, subject to a two-year vesting period from the date of such contribution. There were 2,520, 12,133 and 13,428 shares purchased under this Plan during the years ended January 31, 1995, 1994 and 1993, respectively.

         EMPLOYEE 401(K) SAVINGS AND PROFIT-SHARING PLAN:
         The Company has a 401(k) Savings and Profit-Sharing Plan covering substantially all employees who have completed one year of service with the Company. Company contributions to this Plan are discretionary and are determined annually by the Board of Directors.

         The Plan also allows employees the option of purchasing common stock of the Company. The total number of shares which may be purchased under this Plan are 500,000. There were 14,774 shares and 222 shares purchased during the years ended January 31, 1995 and 1994, respectively. Contributions to the Plan were $51,000, $5,000 and $200,000 for the years ended January 31, 1995, 1994 and 1993, respectively.

         The Company does not provide post-retirement or post-employment benefits to its employees.

NOTE K - Related Party Transactions

         Adverama, Inc. provided the Company with placement of Yellow Pages directory advertising, printing services and promotional items amounting to $3,401,000, $6,221,000 and $7,354,000 during the years ended January 31, 1995, 1994 and 1993, respectively. Adverama, Inc. is beneficially owned by the daughter of the Company's Chairman of the Board of Directors and majority stockholder. The amount payable to Adverama, Inc. was $373,000 and $918,000 at January 31, 1995 and 1994,
         respectively.

         In February 1995, the Company engaged the investment banking firm of Brown Brothers Harriman & Co. ("BBH") as financial advisor in connection with the possible sale of any or all of the automobile rental segment's assets. Depending upon the services rendered, various fees may be incurred including a fee contingent on the consideration received for a consummated sale. A director of the Company is a partner of BBH. Another director of the Company will receive from BBH a percent of any fees paid by the Company for his participation in the transaction.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1995, 1994 AND 1993


NOTE L - Financial Instruments

         The Company has various financial instruments including cash and cash equivalents, installment notes receivable, investments in affordable housing limited partnerships, notes payable, operating debt and miscellaneous other assets. Many of these instruments are short-term in nature. The Company has determined that the estimated fair value of its financial instruments approximates carrying value. At January 31, 1995 the Company held no derivative financial instruments.


NOTE M - Industry Segment Information

         The Company operates in three principal industry segments: automobile rentals (the rental of fleet automobiles in the insurance replacement market), financial services (the management of assigned retail automobile installment contracts in the non-traditional financial market), and dealership operations (the sale of used automobiles either retired from the rental fleet or purchased wholesale for sale to member dealers of the financial services segment).

         Operating income by segment is total revenue less cost of sales and operating expenses. Income and expense not allocated to business segments include interest expense and portions of certain Corporate administrative costs. Consistent with industry practice, selling, general and administrative expenses directly incurred in the operation of the financial services segment are included in operating expenses. Identifiable assets by business segment are those assets employed in each segment's operation and are reflected after elimination of intercompany balances. Corporate identifiable assets are principally cash, administrative facilities, corporate receivables, investments and certain other assets.

         No material amounts of the Company's sales are dependent upon a single customer.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1995, 1994 AND 1993


NOTE M - Industry Segment Information  (cont.)

         The following outlines amounts by segments for fiscal 1995 and 1994:


                                                Year Ended January 31, 1995
                                 ---------------------------------------------------------
                                                      (in thousands)
                                 Automobile   Financial   Dealership
                                  Rentals     Services    Operations  Corporate    Total
                                 ----------   ---------   ----------  ---------   --------
         Revenue                  $132,111    $ 22,401      $64,651               $219,163
         Cost of sales and
           operating expenses       57,310       2,829       61,618                121,757
                                  --------    --------      -------               --------
         Operating income           74,801      19,572        3,033                 97,406

         Depreciation and
           amortization             35,972         160          193    $   335      36,660
         Selling, general and
           administrative           18,016         209          206      3,737      22,168
         Interest expense            --          --           --         2,150       2,150
                                  --------    --------      -------    -------    --------
         Income before income
           taxes                  $ 20,813    $ 19,203      $ 2,634    $(6,222)   $ 36,428
                                  ========    ========      =======    =======    ========
         Identifiable assets      $112,059    $165,180      $23,715    $19,987    $320,941
                                  ========    ========      =======    =======    ========
         Capital expenditures     $ 16,897    $    398      $ --       $   179    $ 17,474
                                  ========    ========      =======    =======    ========



                                                Year Ended January 31, 1994
                                 ---------------------------------------------------------
                                                         Restated
                                                      (in thousands)
                                 Automobile   Financial   Dealership
                                  Rentals     Services    Operations  Corporate    Total
                                 ----------   ---------   ----------  ---------   --------
         Revenue                  $222,460      $7,419      $73,303               $303,182
         Cost of sales and
           operating expenses       95,378         875       72,321                168,574
                                  --------      ------      -------               --------
         Operating income          127,082       6,544          982                134,608
         Depreciation and
           amortization             60,639          76          166    $   457      61,338
         Selling, general and
           administrative           32,254          34          939      4,910      38,137
         Interest expense            --           --           --        4,565       4,565
                                  --------      ------      -------    -------    --------
         Income before income
           taxes                  $ 34,189     $ 6,434      $  (123)   $(9,932)   $ 30,568
                                  ========     =======      =======    =======    ========
         Identifiable assets      $229,154     $77,180      $26,989    $17,598    $350,921
                                  ========     =======      =======    =======    ========
         Capital expenditures     $ 62,831     $   506      $    28    $   667    $ 64,032
                                  ========     =======      =======    =======    ========

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1995, 1994 AND 1993


NOTE M - Industry Segment Information  (cont.)

         Segment information for the Dealership Operations segment was previously included with the Automobile Rentals reporting segment. As the Company's principal business is evolving, so is the nature of the Dealership Operations segment. In addition, the Company revised its allocation process to allocate certain Corporate Selling, General and Administrative expenses to the segment they are most closely associated with. As a result, fiscal 1994 has been restated to reflect a third core business and certain additional allocations. For fiscal 1993 the only material segment was automobile rentals.

NOTE N - Quarterly Financial Data (Unaudited)

         The following tables set forth certain quarterly financial information (in thousands, except per share information).

         Year ended January 31, 1995:

                                   Income Before     Net       Earnings
             Quarter    Revenue    Income Taxes     Income     Per Share
             -------   ---------   ------------    ---------   ---------
             1st       $ 62,457       $ 7,527       $ 4,629      $ .18
             2nd         57,322        10,807         6,646        .26
             3rd         51,359         9,909         6,094        .24
             4th         48,025         8,185         5,034        .20

         Year ended January 31, 1994:

                                   Income Before     Net       Earnings
             Quarter    Revenue    Income Taxes     Income     Per Share
             -------   ---------   ------------    ---------   ---------
             1st       $ 82,103       $ 5,530       $ 3,484      $ .14
             2nd         83,510         8,027         5,057        .20
             3rd         75,660         8,336         4,318        .17
             4th         61,909         8,675         5,379        .21

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JANUARY 31, 1995, 1994 AND 1993

NOTE O - Contingencies

         In the normal course of its business, the Company is named as defendant in legal proceedings. It is the policy of the Company to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

         On June 15, 1992, former employees of the Company filed a class action lawsuit which is currently in the United States District Court for the Northern District of California. The complaint alleges that the Company violated certain sections of the California Labor Law, including those relating to the payment of overtime. In November 1994 the liability phase of this case was tried to the Court without a jury. Closing briefs were submitted by both sides in January 1995. The Court has not yet issued a finding as to liability. Subsequent to the Court issuing a finding on liability and dependent upon the specifics of that ruling, the case will proceed into the damages phase. The Company estimates that claims for damages, penalties, interest and attorneys fees could range from $300,000, which has been accrued, to $7,000,000. The Company believes, however, it has meritorious defenses for many of the claims and intends to vigorously proceed both at trial and on any appeal, as appropriate. The amount of the ultimate liability or damages which might finally exist cannot be reasonably estimated.

NOTE P - Special Charge

         During the fourth quarter of fiscal 1993 the Company formulated a major plan which included the strategic realignment of its field operations and the closing of rental offices in certain high-risk, major metropolitan areas. This plan resulted in a special charge of $3,610,000 for the year ended January 31, 1993. This special charge included fleet disposition expenses, employee termination costs, lease commitments and other related closing expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         NONE

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held June 21, 1995, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement.


Item 11.  Executive Compensation

The section entitled "Executive Compensation" of the 1995 Proxy Statement is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and  Management

The section entitled "Security Ownership of Certain Beneficial Owners and Management" of the 1995 Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

The section entitled "Certain Transactions" of the 1995 Proxy Statement is incorporated herein by reference.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements are included in Part II,
       Item 8:

              Independent Auditors' Report

              Financial Statements:

                Consolidated Balance Sheets -
                  January 31, 1995 and 1994

                Consolidated Statements of Income -
                  Years Ended January 31, 1995, 1994 and 1993

                Consolidated Statements of Stockholders' Equity -
                  Years Ended January 31, 1995, 1994 and 1993

                Consolidated Statements of Cash Flows
                  Years Ended January 31, 1995, 1994 and 1993

                Notes to Consolidated Financial Statements
                  Years Ended January 31, 1995, 1994 and 1993

(a)(2) The following financial statement schedules for the fiscal years 1995, 1994 and 1993 are submitted herewith:

              Schedule II   -     Valuation and Qualifying Accounts


       All other schedules are omitted because they are not  applicable.

Item 14.  Exhibits, Financial Statement Schedules, and Reports  on Form 8-K
          (cont.)


                                                                          PAGE
                                                                         NUMBER
                                                                         ------
(a)(3) Exhibits

       (3)(a)    Restated Certificate of Incorporation of
                 National Auto Credit, Inc.                                47

          (b)    By-Laws of National Auto Credit, Inc.                     78

       (4)(a)    Specimen Stock Certificate - Agency
                 Rent-A-Car, Inc. (incorporated by
                 reference to Exhibit 4(a) of the Company's
                 Annual Report on Form 10-K for the fiscal
                 year ended January 31, 1989, File No. 0-12201).          N/A

          (b)    Specimen Stock Certificate - National Auto
                 Credit, Inc.                                             108

      (10)(a)    Chrysler Dealership Agreements and Ford
                 Dealership Agreements (incorporated by reference
                 from Exhibits 10(c) and (d) of the Company's Form
                 S-1 Registration Statement as filed on
                 June 8, 1983, File No. 2-83408).                         N/A

          (b)    National Auto Credit, Inc. 1983 Incentive Stock
                 Option Plan (incorporated by reference from
                 Exhibit 10(a) of the Company's Form S-1
                 Registration Statement as filed on June 8, 1983,
                 File No. 2-83408).                                       N/A

          (c)    Mortgage Assistance Plan (incorporated by
                 reference to Exhibit 10(g) of the Company's
                 Annual Report on Form 10-K for fiscal year
                 ended January 31, 1985, File No. 0-12201).               N/A

          (d)    National Auto Credit, Inc. 1986 Employees Stock
                 Purchase Plan (incorporated by reference from
                 the Company's Form S-8 Registration Statement
                 as filed on December 12, 1985, File No. 33-2117).        N/A

          (e)    Form of Directors' Indemnification Agreement
                 dated July 2, 1986 (incorporated by reference
                 to Exhibit 10(f) of the Company's Annual
                 Report on Form 10-K for fiscal year ended
                 January 31, 1988, File No. 0-12201).                     N/A

          (f)    National Auto Credit, Inc. 1993 Equity Incentive
                 Plan (incorporated by reference from the
                 Company's Form S-8 Registration Statement as filed
                 on December 28, 1993, File No. 33-51727).                N/A

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          (cont.)


                                                                          PAGE
                                                                         NUMBER
                                                                         ------
(a)(3) Exhibits (cont.)

      (10)(g)    National Auto Credit, Inc. 401(k) Savings and
                 Retirement Plan and Trust (incorporated by
                 reference from the Company's Form S-8
                 Registration Statement as filed on December
                 28, 1993, File No. 33-51729).                            N/A

          (h)    National Auto Credit, Inc. 1995 Stock Option
                 Plan for Member Dealers (incorporated by
                 reference from the Company's Form S-3
                 Registration Statement as filed on April 13,
                 1995, File No. 33-58579), effective date pending.        N/A

      (12)       Computation of Ratios.                                   110

      (21)       Subsidiaries of National Auto Credit, Inc.
                 at January 31, 1995.                                     111

      (23)       Independent Auditors' Consent.                           112

      (27)       Financial Data Schedules.                                113

(b)    Reports on Form 8-K

         No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Auto Credit, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 National Auto Credit, Inc.
                        Registrant


Date  April 24, 1995                        By: /s/ Sam J. Frankino
                                               ----------------------------
                                                Sam J. Frankino
                                                Chairman of the Board



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated on April 24, 1995.


Principal Executive Officer:                    Principal Financial
                                                and Accounting Officer:
/s/ Robert J. Bronchetti                        /s/ Davida S. Howard
- -----------------------------------             -------------------------------
Robert J. Bronchetti                            Davida S. Howard
President, Chief Executive Officer              Vice President-Finance and
and Director                                    Controller


                               Other Directors:


/s/ Edward A. Burkhart                          /s/ Joseph P. Henley
- -----------------------------------             -------------------------------
Edward A. Burkhart, Executive                   Joseph P. Henley, Director
Vice President and Director




/s/ Noah T. Herndon                             /s/ Per E. Hoel
- -----------------------------------             -------------------------------
Noah T. Herndon, Director                       Per E. Hoel, Director




/s/ Edward N. Leszczynski
- -----------------------------------
Edward N. Leszczynski, Director

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                             (Thousands of Dollars)





      Column A                           Column B            Column C          Column D       Column E
- -------------------                     ----------     -------------------    ----------     ---------
                                        Balance at           Additions                        Balance
                                         beginning          Charged to:                        at end
    Description                          of period      Expenses     Other    Deductions     of period
- -------------------                     ----------     ---------     -----    ----------     ---------
Year ended
  January 31, 1995
     Allowance for doubtful accounts      $ 5,474        $ 2,781      --       $ 4,535(a)     $ 3,720

     Self-insurance claims                $34,425        $ 8,604      --       $18,554(b)     $24,475

     Allowance for loan losses            $   914        $   880      --       $   687(a)     $ 1,107

     Allowance for credit losses          $   800        $ 1,044      --       $     6(a)     $ 1,838

Year ended
  January 31, 1994
     Allowance for doubtful accounts      $ 5,317        $ 4,441      --       $ 4,284(a)     $ 5,474

     Self-insurance claims                $46,800        $14,417      --       $26,792(b)     $34,425

     Allowance for loan losses            $   158        $   910      --       $   154(a)     $   914

     Allowance for credit losses          $    --        $   800      --       $    --        $   800

Year ended
  January 31, 1993
     Allowance for doubtful accounts      $ 5,315        $ 5,281      --       $ 5,279(a)     $ 5,317

     Self-insurance claims                $45,700        $24,410      --       $23,310(b)     $46,800

     Allowance for loan losses            $    --        $   160      --       $     2(a)     $   158

     Allowance for credit losses          $    --        $    --               $    --        $    --

   (a)  Uncollected receivables written off, net of recoveries.

   (b)  Cash disbursements related to self-insured claims.