Form 10-Q
period 1995-04-30
NATIONAL AUTO CREDIT INC
filed 1995-06-14
CIK 718936

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  --------------------------

                         Commission file number 0-12201


                          NATIONAL AUTO CREDIT, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  34-1050582
- -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                30000 Aurora Road,  Solon, Ohio  44139
- --------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code  (216) 349-1000

- --------------------------------------------------------------------------------

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

                                  Yes      No
                                     ------  ------

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,749,934 shares as of May 31, 1995.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                  PAGE NUMBER
                                                                                  -----------
PART I.  FINANCIAL INFORMATION:

  Item 1.          Financial Statements

                   Consolidated Balance Sheets -
                   April 30, 1995 and January 31, 1995                                1 - 2

                   Consolidated Statements of Income - Three Months
                   Ended April 30, 1995 and 1994                                        3

                   Consolidated Statements of Cash Flows -
                   Three Months Ended April 30, 1995 and 1994                           4

                   Notes to Consolidated Financial Statements                         5 - 9


  Item 2.          Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                      10 - 12


PART II. OTHER INFORMATION:

  Item 6.          Exhibits and Reports on Form 8-K                                     13

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                     ASSETS

                                                                     April 30,              January 31,
                                                                       1995                    1995
                                                                    ---------               ----------
                                                                   (Unaudited)
Cash and Cash Equivalents                                           $    302                $    398

Accounts and Notes Receivable (Note B)                               196,464                 175,319

Prepaid Expenses                                                       1,850                   3,090

Dealership Inventory                                                  19,873                  23,406

Property and Equipment
  Rental automobiles                                                 102,835                 126,152
  Other property and equipment                                        26,153                  26,898
                                                                    --------                --------
                                                                     128,988                 153,050
  Less: accumulated depreciation                                     (50,064)                (55,146)
                                                                    --------                --------
                                                                      78,924                  97,904

Other Assets                                                          20,952                  21,072
                                                                    --------                --------
                                                                    $318,365                $321,189
                                                                    ========                ========

See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                (Thousands of Dollars, Except Per Share Amounts)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     APRIL 30,              JANUARY 31,
                                                                       1995                    1995
                                                                    ---------               ----------
                                                                    (Unaudited)
LIABILITIES
  Dealer holdbacks, net (Note C)                                    $ 37,900                $ 33,816
  Self-insurance claims                                               17,575                  24,475
  Notes payable                                                       13,254                  12,469
  Operating debt (Note D)                                              2,946                  10,192
  Deferred income taxes                                               24,681                  22,543
  Other liabilities                                                   18,410                  18,466
                                                                    --------                --------
                                                                     114,766                 121,961
                                                                    --------                --------
COMMITMENTS AND CONTINGENCIES (NOTE E)

STOCKHOLDERS' EQUITY
  Preferred stock - $.05 par value,
    authorized 2,000,000 shares,
    none issued

  Common stock - $.05 par value,
    authorized 30,000,000 shares,
    27,001,713 and 26,946,679
    shares issued, respectively                                        1,351                   1,348

  Additional paid-in capital                                         126,188                 125,695

  Retained earnings, including
    cumulative foreign currency
    translation loss of $1,237
    and $1,253, respectively                                          87,582                  82,921

  Treasury stock, at cost, 1,289,568
    and 1,217,668 shares, respectively                               (11,522)                (10,736)
                                                                    --------                --------
                                                                     203,599                 199,228
                                                                    --------                --------
                                                                    $318,365                $321,189
                                                                    ========                ========

See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                (Thousands of Dollars, Except Per Share Amounts)

                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                                APRIL 30,
                                                          ----------------------
                                                           1995           1994
                                                          -------        -------
REVENUE
  Automobile rentals                                      $20,147        $39,139
  Dealership operations                                    21,350         19,126
  Financial services                                        7,565          4,192
                                                          -------        -------
    Total                                                  49,062         62,457

COSTS AND EXPENSES
  Cost of goods sold and operating expenses:
    Automobile rentals                                      9,804         17,332
    Dealership operations                                  19,777         18,482
    Financial services                                        805            469
  Depreciation and amortization                             6,329         11,443
  Selling, general and administrative                       4,465          6,566
  Interest                                                    328            638
                                                          -------        -------
    Total                                                  41,508         54,930
                                                          -------        -------

INCOME BEFORE INCOME TAXES                                  7,554          7,527

PROVISION FOR INCOME TAXES                                  2,909          2,898
                                                          -------        -------
NET INCOME                                                $ 4,645        $ 4,629
                                                          =======        =======

EARNINGS PER SHARE                                        $   .18        $   .18
                                                          =======        =======

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (000's)                               25,701         25,732
                                                          =======        =======

See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)

                                   (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                               APRIL 30,
                                                                                     ----------------------------
                                                                                       1995                 1994
                                                                                     --------            --------
Cash Flows from Operating Activities:
   Net income                                                                        $  4,645            $  4,629
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                                  6,329              11,443
         Provision for credit losses and loan discounts                                 1,503                 994
         Deferred income taxes                                                         (1,379)             (3,587)
         Changes in operating assets and liabilities:
            Accounts receivable                                                         1,059               3,622
            Accounts payable and accrued expenses                                         205               2,363
            Interest receivable on dealer advances                                     (1,682)               (413)
            Dealership inventory                                                       (5,551)               (740)
            Self-insurance claims                                                      (6,900)             (1,389)
            Other operating assets and liabilities                                      6,114               7,419
                                                                                     --------            --------
          Net cash provided by operating activities                                     4,343              24,341
                                                                                     --------            --------
Cash Flows from Investing Activities:
   Purchase of rental automobiles                                                         (36)             (8,027)
   Proceeds from sale of rental automobiles                                             1,628               8,043
   Purchase of other property and equipment                                              (176)               (198)
   Principal collected on installment notes receivable                                 16,855               8,382
   Advances to dealers and payments of dealer holdbacks                               (14,678)            (15,381)
   Other investing activities, net                                                     (1,299)                (96)
                                                                                     --------            --------

          Net cash provided by (used in) investing activities                           2,294              (7,277)
                                                                                     --------            --------
Cash Flows from Financing Activities:
   Principal payments, net of new borrowings on
     operating debt and notes payable                                                  (6,461)            (16,139)
   Payments to acquire treasury stock                                                    (786)              -0-
   Other financing activities, net                                                        514                 214
                                                                                     --------            --------

          Net cash used in financing activities                                        (6,733)            (15,925)
                                                                                     --------            --------
Increase (decrease) in cash and cash equivalents                                          (96)              1,139

Cash and cash equivalents at beginning of period                                          398                 758
                                                                                     --------            --------
Cash and cash equivalents at end of period                                           $    302            $  1,897
                                                                                     ========            ========
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                                     $    295            $    680
                                                                                     ========            ========
   Income taxes paid                                                                 $  1,009            $  3,059
                                                                                     ========            ========
Supplemental Schedule of Non-Cash Investing Activities:
   Sale of rental automobiles and dealership inventory                               $ 21,360            $ 17,342
   Additions to dealer holdback, net                                                   24,563              22,418
                                                                                     --------            --------
   Addition to installment notes receivable, net                                     $ 45,923            $ 39,760
                                                                                     ========            ========

See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE A - Summary of Significant Accounting Policies

         GENERAL:

         The consolidated balance sheet at April 30, 1995, the consolidated statements of income and the consolidated statements of cash flows for the three-month periods ended April 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at April 30, 1995 and for all periods presented have been made.

         Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 1995 Form 10-K Annual Report. The results of operations for the three-month period ended April 30, 1995 may not necessarily be indicative of the operating results for the full year.

         PROPERTY AND EQUIPMENT:

         Management periodically reviews depreciation rates and revises, where appropriate, based upon a variety of factors including the strength of the used car market, general economic conditions and estimated useful life. Gains and losses upon the sale of rental automobiles are either recorded as an adjustment to depreciation expense or are included in dealership operations, depending on the method of disposal. The net gain from the sale of automobiles totalled $1,924,000 and $696,000 for the quarters ended April 30, 1995 and 1994, respectively. The number of automobiles sold by the Company, either through dealership operations or other methods, were 3,226 and 3,016 for the three months ended April 30, 1995 and 1994, respectively. Other property and equipment is depreciated using the straight-line method over its estimated useful life.

         RECLASSIFICATIONS:

         Certain prior period amounts have been reclassified to conform with current period presentation.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE B - Accounts and Notes Receivable

         Components of accounts and notes receivable were as follows:

                                                                         April 30,               January 31,
                                                                           1995                     1995
                                                                         ---------               ----------
                                                                                   (in thousands)
               Installment notes receivable                               $220,078                $193,456
               Unearned income                                             (32,413)                (28,195)
               Allowance for loan losses                                    (1,307)                 (1,107)
                                                                          --------                --------
                 Installment notes receivable, net                         186,358                 164,154

               Trade accounts                                               11,310                  13,220
               Allowance for doubtful accounts                              (3,157)                 (3,720)
                                                                          --------                --------
                 Trade accounts, net                                         8,153                   9,500

               Other                                                         1,953                   1,665
                                                                          --------                --------
                                                                          $196,464                $175,319
                                                                          ========                ========

         Installment notes receivable are loans made by the Company's finance subsidiary which is principally engaged in the indirect consumer financing of used automobiles. The Company records the gross amount of the contract as an installment note receivable and the amount of its discount as unearned income. Installment notes generally have initial terms ranging from 12 to 42 months with an average initial term of 31 months and a gross amount of $8,200. The notes are collateralized by the related vehicles sold. Installment notes receivable are from customers residing in all 50 states with no individual state accounting for more than 10%, except for North Carolina with 15.0% and Ohio with 10.2%. At April 30 and January 31, 1995, the accrual of interest income was suspended on $30,736,000 and $27,509,000 of installment notes receivable, respectively.

         The allowance for loan losses is provided for installment notes receivable with no related dealer holdbacks and earned but unpaid finance charges. Beginning in fiscal 1995 the Company ceased entering into these types of receivables, which were 2.3% and 3.5% of gross installment notes at April 30, 1995 and January 31, 1995, respectively. Changes in the allowance for loan losses were as follows:

                                                                                  Quarter           Year
                                                                                   Ended            Ended
                                                                                  April 30,       January 31,
                                                                                    1995             1995
                                                                                  --------        ----------
                                                                                       (in thousands)
               Balance, beginning of period                                       $1,107           $   914
               Provision for credit losses
                    and loan discounts                                               393               880
               Net charge-offs                                                      (193)             (687)
                                                                                  ------           -------
               Balance, end of period                                             $1,307           $ 1,107
                                                                                  ======           =======

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE B - Accounts and Notes Receivable (cont.)

         Trade accounts are receivables generated when the Company rents automobiles, principally to individuals whose automobiles are out of service due to accident, theft, damage or major repair. The Company extends credit to the customer's insurance company when coverage is provided, or to their corporate employer, as applicable, to cover the cost of the rental.

NOTE C - Dealer Holdbacks

         Dealer holdbacks are the amounts payable to member dealers from the acceptance of retail installment contracts, net of cash advanced. The cash advances are based upon certain criteria and are interest-bearing at the prime rate less 3%. The dealer holdbacks protect the Company from potential losses associated with the installment contracts and are not paid until all advances related to a particular dealer have been recovered. At April 30 and January 31, 1995 the components of dealer holdbacks were:

                                                                          April 30,              January 31,
                                                                            1995                    1995
                                                                         ---------               ----------
                                                                                   (in thousands)
               Dealer holdbacks                                          $ 164,285               $ 140,850
               Advances                                                   (129,327)               (108,872)
               Allowance for credit losses                                   2,942                   1,838
                                                                         ---------               ---------
               Dealer holdbacks, net                                     $  37,900               $  33,816
                                                                         =========               =========

               An allowance for credit losses is provided to protect the Company from advances that are not expected to be recovered as follows:

                                                                           Quarter                 Year
                                                                            Ended                  Ended
                                                                           April 30,             January 31,
                                                                             1995                  1995
                                                                          ---------              ----------
                                                                                  (in thousands)
               Balance, beginning of period                               $  1,838                $    800
               Provision for credit losses                                   1,110                   1,044
               Net charge-offs                                                  (6)                     (6)
                                                                          --------                --------
               Balance, end of period                                     $  2,942                $  1,838
                                                                          ========                ========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE D - Operating Debt

         Operating debt consisted of the following:

                                                                           April 30,            January 31,
                                                                             1995                  1995
                                                                           --------             ----------
                                                                                  (in thousands)
               Commercial paper                                            $   -0-               $  8,961
               Unsecured lines of credit                                      2,946                 1,231
                                                                           --------              --------
                                                                           $  2,946              $ 10,192
                                                                           ========              ========

         The Company has an unsecured short-term commercial paper program in the aggregate of $200 million. Outstanding commercial paper was borrowed at a weighted average interest rate of 5.85% at January 31, 1995.

         At April 30, 1995, the Company had short-term unsecured lines of credit with banks totalling $124 million, net of outstanding letters of credit. There are no fees or compensating balances associated with these credit facilities which are provided on an uncommitted basis. Borrowings under these lines of credit were at an interest rate of 6.12% at April 30 and January 31, 1995.

         The Company maintains a committed bank facility of $40 million. There are no compensating balances associated with this facility. The agreement expires June 30, 1995 and can be extended at the discretion of the parties. There have been no borrowings under this agreement.

NOTE E - Contingencies

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

NOTE E - Contingencies - (cont.)

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

                                    Overview

       National Auto Credit, Inc. (the Company) had first quarter net income of $4.6 million or $.18 per share consistent with the prior year. The earnings contribution by the Company's financial services subsidiary, NAC, Inc. increased from $.09 per share for the first quarter of fiscal 1995 to $.16 for the first quarter of fiscal 1996, an increase of 78%. This increase in earnings is due to a much larger receivable portfolio as well as increased fee income. It is anticipated that the Company's earnings from its financing business will continue to show significant increases due to the dramatic increase in the automobile loan portfolio.

                               Financial Services

       Financial services revenue generated by NAC, Inc., consisting primarily of interest and fee income, increased to $7.6 million for the first quarter of fiscal 1996 up from $4.2 million for the same quarter during the prior year. This revenue growth is attributable to the growth in the gross installment notes receivable portfolio and the revenues earned thereon and in enrolled dealers as follows:

                                  GROSS INSTALLMENT                                                  NUMBER OF
                                  NOTES RECEIVABLE                       NUMBER                       ENROLLED
                                   (IN MILLIONS)                      OF CONTRACTS                    DEALERS
                                  -----------------                   ------------                   ---------
  January 31, 1993                     $  5.1                             1,000                         100
  April 30, 1993                         18.2                             2,700                         330
  January 31, 1994                       93.2                            12,900                         900
  April 30, 1994                        129.5                            17,800                       1,100
  January 31, 1995                      193.5                            28,400                       1,400
  April 30, 1995                        220.1                            33,100                       1,700

       As a direct result of the 70% growth in the gross receivable portfolio from April 30, 1994 to April 30, 1995, operating expenses increased $336,000. Operating margins remained at 89% for the current quarter consistent with the prior year.

       As the Company strives to maintain a leadership role in the alternative automobile financing market, management expects the gross installment notes receivable balance to be $325 million with an enrolled member dealer population of 2,400 by fiscal year end. The delinquencies and the rate of charge-offs in the first quarter were consistent with our experience for the preceding twelve months.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               Automobile Rentals

       Automobile rental revenue decreased to $20.1 million for the quarter ended April 30, 1995, from $39.1 million the year before. This decline is principally attributable to the reduction in average fleet size from 22,000 cars for the quarter ended April 30, 1994 to 11,000 cars during the current quarter, partially offset by a 7% increase in rental rate. Fleet utilization, at close to 90%, remained relatively constant in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995.

       Operating expenses decreased 43% from $17.3 million for the quarter ended April 30, 1994 to $9.8 million for the quarter ended April 30, 1995. This reduction is reflective of 158 fewer offices being operated, down from an average of 426 in the quarter ended April 30, 1994 to 268 in the quarter ended April 30, 1995.

       Revenues and net income related to automobile rentals will be below that of prior periods due to the reduction in fleet that has already occurred and further reductions that will occur due to normal attrition. Rental operations will be shown as discontinued operations once a definitive plan of disposal is formulated, which is expected to occur in the second quarter of this year.

                              Dealership Operations

       Dealership operations represents the Company's used car sales subsidiary operating under the name of National Motors, Inc. (NMI). Revenue increased 11.6% to $21.4 million on the sale of 3,000 cars from $19.1 million on the sale of 2,600 cars during first quarter of fiscal 1995. As rental car retirements continue to decrease, the Company intends to purchase units at auction or through other wholesale means to support these sales.

     Cost of sales increased to $19.8 million from $18.5 million in the first quarter of fiscal 1995 as a result of increased sales volume, offset by a decreased average cost per car.

       As the Company's core business evolves from automobile rental to financial services, NMI is taking on greater significance as a servicing operation that processes and distributes cars to NAC member dealers for retail sale. This strategy has enabled NMI to improve margins and more effectively control operating costs.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            Other Costs and Expenses

       DEPRECIATION AND AMORTIZATION EXPENSE declined 45% to $6.3 million in the first quarter of fiscal 1996 compared to $11.4 for the same period one year ago. This is relatively proportionate with the significant reduction in fleet size. The average depreciation rate of approximately 1.5% remained constant between periods.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $2.1 million from $6.6 million last year to $4.5 million for the quarter ended April 30, 1995. This decline is directly attributable to across-the-board cost reductions associated with the downsizing of rental operations.

       INTEREST EXPENSE for the three months ended April 30, 1995 was $.3 million, a 50% decrease from $.6 million a year earlier. This decline is due to the reduction in the average debt level from $66.8 million to $18.5 million. Interest rates averaged 6.12% in the first quarter of fiscal 1996 versus 3.43% in the first quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary sources of internally generated funds were as follows:

                                                          Three Months Ended April 30:
                                                                  (in thousands)
                                                         1995                     1994
                                                         ----                     ----
Operating activities                                   $ 4,343                  $24,341
Principal collected on
  installment notes receivable                          16,855                    8,382
Proceeds from sale of rental automobiles                 1,628                    8,043

       External sources of funds available to the Company at April 30, 1995 amounted to $200 million in commercial paper, $124 million in unsecured uncommitted short-term bank lines of credit, $40 million in unsecured committed bank lines of credit and $15 million in lines of credit with automobile manufacturers. Outstanding borrowings at April 30, 1995 amounted to $16.2 million in unsecured uncommitted short-term lines of credit.

       The Company believes it has sufficient internal and external sources of funds available to meet its current obligations, to fund current operating and capital requirements and to finance future growth. In addition, depending on the method of discontinuing rental operations and the form of proceeds thereon, additional funds may be available to either fund the continued growth of financial services and/or to buy-back, through open market purchases, additional shares of Company stock pursuant to the Company's buy-back program. Of the four million shares of stock authorized by the Company's Board of Directors under this program, 1,290,000 shares have been repurchased as of April 30, 1995.

       The ratio of operating debt to total capital was 1% at April 30, 1995 compared to 4% at January 31, 1995. It is anticipated that debt levels will remain minimal.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES



                           PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits

              Exhibit 27 - Financial Data Schedule

              Electronically filed with the Securities and Exchange Commission pursuant to Item 601(c) of Regulation S-K

          b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended April 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NATIONAL AUTO CREDIT, INC.

Date:  June 13, 1995             By: /s/ Robert J. Bronchetti
                                     ----------------------------------
                                     Robert J. Bronchetti
                                     President and
                                     Chief Executive Officer
                                     and Director


                                 By: /s/ Davida S. Howard
                                     ----------------------------------
                                     Davida S. Howard
                                     Vice President-Finance
                                     and Controller (Principal
                                     Financial and Accounting
                                     Officer)