Form 10-Q
period 1995-07-31
NATIONAL AUTO CREDIT INC
filed 1995-09-13
CIK 718936

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 -----------
                                  FORM 10-Q

(MARK ONE)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         July 31, 1995
                               ------------------------------------

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to __________________

                      Commission file number     1-11513
                                              ----------------

                          NATIONAL AUTO CREDIT, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            DELAWARE                                     34-1050582
-------------------------------------      -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                    30000 Aurora Road,  Solon, Ohio  44139
--------------------------------------------------------------------------------
            (Address of principal executive offices and zip code)

Registrant's telephone number, including area code  (216) 349-1000
                                                    ---------------------

_____________________________________________________________________________
Former name, former address and former fiscal year if changed since last report.

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

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,791,401 shares as of August 31, 1995.

                 NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS




                                                                                                    PAGE NUMBER
                                                                                                    -----------
PART I.  FINANCIAL INFORMATION:


  Item 1.          Financial Statements

                   Consolidated Balance Sheets -
                   July 31, 1995 and January 31, 1995                                                   1 - 2

                   Consolidated Statements of Income - Three Months
                   and Six Months Ended July 31, 1995 and 1994                                            3

                   Consolidated Statements of Cash Flows -
                   Six Months Ended July 31, 1995 and 1994                                                4

                   Notes to Consolidated Financial Statements                                           5 - 9


  Item 2.          Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                       10 - 13

PART II. OTHER INFORMATION:

  Item 4.          Submission of Matters to a Vote of
                   Security Holders                                                                      14

  Item 6.          Exhibits and Reports on Form 8-K                                                      14

                                      NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEETS

                                                (Thousands of Dollars)


                                                        ASSETS
                                                      (Unaudited)

                                                                      July 31,              January 31,
                                                                       1995                    1995
                                                                    -----------             -----------
Cash and Cash Equivalents                                           $       298             $       398

Notes Receivable (Note B)                                               224,270                 164,154

Prepaid Expenses                                                            508                     404

Dealership Inventory                                                     14,327                  23,406

Property and Equipment, net of
   accumulated depreciation of
   $5,013 and $4,314, respectively                                        9,598                  10,228

Other Assets                                                             11,995                  12,273

Assets Related to Discontinued
  Operations (Note E)                                                    73,635                 110,326
                                                                    -----------             -----------

                                                                    $   334,631             $   321,189
                                                                    ===========             ===========




See notes to consolidated financial statements.



                                            NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS

                                         (Thousands of Dollars, Except Per Share Amounts)


                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            (Unaudited)


                                                                     July 31,              January 31,
                                                                       1995                    1995
                                                                    ----------              ----------
LIABILITIES
  Dealer holdbacks, net (Note C)                                    $   45,717              $   33,816
  Self-insurance claims                                                 13,940                  24,475
  Notes payable                                                         13,254                  12,469
  Operating debt                                                        10,315                  10,192
  Deferred income taxes                                                 20,860                  22,543
  Other liabilities                                                     21,970                  18,466
                                                                    ----------              ----------
                                                                       126,056                 121,961
                                                                    ----------              ----------

CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
  Preferred stock - $.05 par value,
    authorized 2,000,000 shares,
    none issued                                                           --                      --

  Common stock - $.05 par value,
    authorized 30,000,000 shares,
    27,073,481 and 26,946,679
    shares issued, respectively                                          1,354                   1,348

  Additional paid-in capital                                           126,894                 125,695

  Retained earnings, including cumulative
    foreign currency translation loss
    of $1,231 and $1,253, respectively                                  91,849                  82,921

  Treasury stock, at cost, 1,289,568 and
    1,217,668 shares, respectively                                     (11,522)                (10,736)
                                                                    ----------              ----------
                                                                       208,575                 199,228
                                                                    ----------              ----------

                                                                    $  334,631              $  321,189
                                                                    ==========              ==========




See notes to consolidated financial statements.

                                            NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF INCOME

                                         (Thousands of Dollars, Except Per Share Amounts)

                                                            (Unaudited)



                                                                  Three Months Ended            Six Months Ended
                                                                       July 31,                      July 31,
                                                               -----------------------       -----------------------
                                                                 1995            1994          1995            1994
                                                               -------         -------       --------        -------
REVENUE
  Financial services                                           $ 9,119         $ 5,314       $ 16,684        $  9,506
  Dealership operations                                         17,059          15,889         38,409          35,015
                                                               -------         -------       --------        --------
    Total                                                       26,178          21,203         55,093          44,521

COSTS AND EXPENSES
  Cost of goods sold and operating expenses:
    Financial services                                             688             714          1,493           1,183
    Dealership operations                                       15,637          14,990         35,414          33,472
  Depreciation and amortization                                    370             345            736             700
  Selling, general and administrative                            1,564             796          2,909           2,169
  Interest                                                         253             157            497             309
                                                               -------         -------       --------        --------
    Total                                                       18,512          17,002         41,049          37,833
                                                               -------         -------       --------        --------


INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                            7,666           4,201         14,044           6,688


PROVISION FOR INCOME TAXES                                       2,818           1,504          5,163           2,394
                                                               -------         -------       --------        --------

NET INCOME FROM CONTINUING OPERATIONS                            4,848           2,697          8,881           4,294

DISCONTINUED OPERATIONS
  Net income (loss) (Note E)                                      (587)          3,949             25           6,981
                                                               -------         -------       --------        --------

NET INCOME                                                     $ 4,261         $ 6,646       $  8,906        $ 11,275
                                                               =======         =======       ========        ========

EARNINGS (LOSS) PER SHARE
  Continuing operations                                        $   .19         $   .11       $    .35        $    .17
  Discontinued operations                                         (.02)            .15             --             .27
                                                               -------         -------       --------        --------
    Total                                                      $   .17         $   .26       $    .35        $    .44
                                                               =======         =======       ========        ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (000's)                                    25,755          25,839         25,729          25,786
                                                               =======         =======       ========        ========


See notes to consolidated financial statements.

                                    NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (Thousands of Dollars)

                                                    (Unaudited)



                                                                                          Six Months Ended
                                                                                               July 31,
                                                                                     ----------------------------
                                                                                       1995                1994
                                                                                     --------            --------
Cash Flows from Operating Activities:
   Net income                                                                        $  8,906            $ 11,275
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                                 11,857              21,044
         Provision for credit losses and loan discounts                                 2,772               1,395
         Provision for deferred income taxes                                           (5,069)             (3,878)
         Changes in operating assets and liabilities:
            Accounts receivable                                                         2,426               5,008
            Current income taxes payable                                                3,386              (1,088)
            Interest receivable on dealer advances                                     (3,719)             (1,156)
            Accounts payable and accrued expenses                                         715                (691)
            Self-insurance claims                                                     (10,535)             (3,229)
            Other                                                                       2,387               2,932
                                                                                     --------            --------

          Net cash provided by operating activities                                    13,126              31,612
                                                                                     --------            --------

Cash Flows from Investing Activities:
   Principal collected on installment notes receivable                                 38,049              17,997
   Purchase of rental automobiles                                                         (61)             (8,617)
   Proceeds from sale of rental automobiles                                             4,486              15,907
   Purchase of dealership inventory                                                    (9,147)             (1,634)
   Purchase of other property and equipment                                              (292)               (420)
   Advances to dealers and payments of dealer holdbacks                               (48,780)            (21,976)
   Other investing activities, net                                                      1,170                  44
                                                                                     --------            --------

          Net cash (used in) provided by investing activities                         (14,575)              1,301
                                                                                     --------            --------

Cash Flows from Financing Activities:
   Net borrowings (principal payments) on
     operating debt and notes payable                                                     908             (34,607)
   Payments to acquire treasury stock                                                    (786)                 --
   Other financing activities, net                                                      1,227               1,474
                                                                                     --------            --------

          Net cash provided by (used in) financing activities                           1,349             (33,133)
                                                                                     --------            --------

Decrease in cash and cash equivalents                                                    (100)               (220)

Cash and cash equivalents at beginning of period                                          398                 758
                                                                                     --------            --------

Cash and cash equivalents at end of period                                           $    298            $    538
                                                                                     ========            ========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                                     $    548            $  1,392
                                                                                     ========            ========

   Income taxes paid                                                                 $  7,547            $ 11,732
                                                                                     ========            ========


See notes to consolidated financial statements.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE A - Summary of Significant Accounting Policies
         ------------------------------------------

         GENERAL:
         The accompanying consolidated financial statements include the accounts of National Auto Credit, Inc. and its subsidiaries (the Company).

         The consolidated balance sheet at July 31, 1995, the consolidated statements of income and the consolidated statements of cash flows for the three-month and six-month periods ended July 31, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at July 31, 1995 and for all periods presented have been made.

         Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 1995 Form 10-K Annual Report. The results of operations for the three-month and six-month periods ended July 31, 1995 may not necessarily be indicative of the operating results for the full year.

         PROPERTY AND EQUIPMENT:
         Management periodically reviews depreciation rates and revises, where appropriate, based upon a variety of factors including the strength of the used car market, general economic conditions and estimated useful life. Gains and losses upon the sale of rental automobiles are either recorded as an adjustment to depreciation expense, included in discontinued operations (Note E), or are included in dealership operations, depending on the method of disposal. The net gain from the sale of automobiles totaled $1,847,000 and $1,185,000 for the quarters ended July 31, 1995 and 1994, respectively. The gain for the six months ended July 31, 1995 and 1994 was $3,771,000 and $1,881,000, respectively.
         The number of automobiles sold by the Company, either through dealership operations or other methods, was 2,769 and 2,891 for the quarters ended July 31, 1995 and 1994, respectively, and 5,995 and 5,907 for the six months ended July 31, 1995 and 1994, respectively. Other property and equipment is depreciated using the straight-line method over its estimated useful life.

         RECLASSIFICATIONS:
         Certain prior period amounts have been reclassified to conform with the current period presentation.

                 NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

NOTE B - Notes Receivable
         ----------------

         Components of notes receivable are as follows:

                                                             July 31,             January 31,
                                                               1995                  1995
                                                            -----------           -----------
                                                                  (in thousands)
         Installment notes receivable                       $   266,992           $   193,456
         Unearned income                                        (41,093)              (28,195)
         Allowance for loan losses                               (1,629)               (1,107)
                                                            -----------           -----------
         Installment notes receivable, net                  $   224,270           $   164,154
                                                            ===========           ===========

         A summary of changes in gross installment notes receivable is as follows:

                                      Three Months Ended    Six Months Ended
                                            July 31,            July 31,
                                      -------------------  -----------------
                                        1995       1994      1995     1994
                                      --------   --------  -------- --------
                                                  (in thousands)
         Balance, beginning of period $220,078   $129,540  $193,456 $ 93,233
         Contracts accepted             81,495     40,030   139,799   90,061
         Cash collection               (29,033)   (14,911)  (54,527) (26,583)
         Charge-offs                    (5,548)    (2,480)  (11,736)  (4,532)
                                      --------   --------  -------- --------
         Balance, end of period       $266,992   $152,179  $266,992 $152,179
                                      ========   ========  ======== ========

         Installment notes receivable are loans made by the Company's finance subsidiary which is principally engaged in the indirect consumer financing of used automobiles. The Company records the gross amount of the contract as an installment note receivable and the amount of its discount as unearned income. Installment notes generally have initial terms ranging from 12 to 42 months with an average initial term of 31 months and a gross amount of $8,300. The notes are collateralized by the related vehicle sold. Installment notes receivable are from customers residing in all 50 states with no individual state accounting for more than 10% except North Carolina with 15%. At July 31 and January 31, 1995, the accrual of interest income was suspended on $39,124,000 and $27,509,000 of installment notes receivable, respectively.

         The allowance for loan losses is provided for installment notes receivable with no related dealer holdbacks and earned but unpaid finance charges. Beginning in fiscal 1995, the Company ceased entering into these types of receivables, which were 1.4% and 3.5% of total gross installment notes receivable at July 31 and January 31, 1995, respectively. Changes in the allowance for loan losses are as follows:

                                      Three Months Ended    Six Months Ended
                                            July 31,           July 31,
                                       -----------------   -----------------
                                        1995       1994      1995     1994
                                       ------    -------   -------   -------
                                                  (in thousands)
         Balance, beginning of periods $1,307    $ 1,315   $ 1,107   $   914
         Provision for credit losses
           and loan discounts             432        201       825       727
         Net charge-offs                 (110)      (192)     (303)     (317)
                                       ------    -------   -------   -------
         Balance, end of period        $1,629    $ 1,324   $ 1,629   $ 1,324
                                       ======    =======   =======   =======


                 NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)


NOTE C - Dealer Holdbacks
         ----------------

         Dealer holdbacks are the amounts payable to member dealers from the acceptance of retail installment contracts, net of cash advanced. The cash advances are based upon certain criteria and are interest-bearing at the prime rate less 3%. The dealer holdbacks protect the Company from potential losses associated with the installment contracts and are not paid until substantially all advances related to a particular dealer have been recovered. The components of dealer holdbacks are as follows:

                                                                July 31,       January 31,
                                                                 1995             1995
                                                               ---------       -----------
                                                                      (in thousands)
         Dealer holdbacks                                      $ 205,903       $  140,850
         Advances                                               (163,895)        (108,872)
         Allowance for credit losses                               3,709            1,838
                                                               ---------       ----------
         Dealer holdbacks, net                                 $  45,717       $   33,816
                                                               =========       ==========

         An allowance for credit losses is provided to protect the Company from advances that are not expected to be recovered as follows:

                                                    Three Months Ended      Six Months Ended
                                                          July 31,               July 31,
                                                   ---------------------    -----------------
                                                     1995          1994       1995     1994
                                                   -------       -------    -------   -------
                                                                   (in thousands)
         Balance, beginning of period              $ 2,942       $ 1,268    $ 1,838   $   800
         Provision for credit losses                   837           200      1,947       668
         Net charge-offs                               (70)         --          (76)     --
                                                   -------       -------    -------   -------
         Balance, end of period                    $ 3,709       $ 1,468    $ 3,709   $ 1,468
                                                   =======       =======    =======   =======

NOTE D - Contingencies
         -------------

         In the normal course of its business, the Company is named as a defendant in legal proceedings. It is the policy of the Company to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

         On June 15, 1992, former employees of the Company filed a class action lawsuit which is currently in the United States District Court for the Northern District of California. The complaint alleged that the Company violated certain sections of the California Labor Law, including those relating to the payment of overtime. In November 1994 the liability phase of this case was tried to the Court without a jury.

                 NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

NOTE D - Contingencies (continued)
         -------------

         On June 16, 1995, the Court issued a finding as to partial liability against the Company. The case is now proceeding into the damages phase. The Company estimates that claims for damages, penalties, interest and attorneys fees could range from $2 million, which has been accrued, to $5 million. The amount of the ultimate liability or damages which might finally exist is subject to numerous variables and cannot be more precisely estimated.


NOTE E - Discontinued Operations
         -----------------------

         During the second quarter of fiscal 1996, the Company made the determination that the rental car segment, operating under the name of Agency Rent-A-Car, would be sold and therefore has accounted for this segment as discontinued operations. Accordingly, the assets and operating results of the rental car segment, for all periods presented, have been restated to reflect discontinuation.

         On August 23, 1995, the Company entered into an agreement with a subsidiary of Avis, Inc., principally selling certain assets for cash, (delivery cars, field furniture and

                 NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

NOTE E - Discontinued Operations (continued)
         -----------------------

         fixtures, prepaid assets and tradename rights), leasing the rental fleet for a term of up to twelve months and providing certain support services (predominantly computer related) during an interim transition period.

         All liabilities related to the segment, principally self-insurance claims and deferred taxes, are being retained by the Company.

         At closing, which is anticipated to occur in late September 1995, cash is to be received for the assets sold. The related operating results between August 1, 1995 and close and the gain
         (loss) on the sale at close are estimated to be approximately break-even.

         Summarized asset data related to discontinued operations is as follows:

                                                                        July 31,                   January 31,
                                                                         1995                          1995
                                                                      ----------                    ---------
                                                                                  (in thousands)
          Accounts receivable, net of
                allowance for doubtful accounts
                of $2,579 and $3,720, respectively                    $    7,434                    $   9,500
          Rental automobiles, net of
                accumulated depreciation of
                $36,105 and $44,572, respectively                         51,102                       81,580
          Other property and equipment, net                                4,486                        6,096
          Other assets                                                    10,613                       13,150
                                                                      ----------                    ---------
          Total assets                                                $   73,635                    $ 110,326
                                                                      ==========                    =========

         Summarized results of discontinued operations are as follows:

                                             Three Months Ended     Six Months Ended
                                                  July 31,              July 31,
                                             ------------------     ----------------
                                               1995      1994        1995     1994
                                             --------   -------     -------  -------
                                                            (in thousands)
               Revenue                       $ 17,833   $36,119     $37,980  $75,258


               Direct operating expenses        9,103    15,121      18,907   32,453
               Depreciation and amortization    5,158     9,256      11,121   20,344
               Other expenses                   4,310     5,136       7,514   10,815
                                             --------   -------     -------  -------
                                               18,571    29,513      37,542   63,612
                                             --------   -------     -------  -------
               Income (loss) before
                income taxes                     (738)    6,606         438   11,646
               Provision (benefit) for
                income taxes                     (151)    2,657         413    4,665
                                             --------   -------     -------  -------
               Net income (loss)             $   (587)  $ 3,949     $    25  $ 6,981
                                             ========   =======     =======  =======

                 NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

                                   Overview
                                   --------

     National Auto Credit, Inc. (the Company), had net income from continuing operations of $4.8 million or $.19 per share for the quarter ended July 31, 1995 as compared to $2.7 million or $.11 per share for the quarter ended July 31, 1994.

     For the six months ended July 31, 1995, net income from continuing operations was $8.9 million or $.35 per share, a 107% increase from the $4.3 million or $.17 per share earned in the prior year.

     The Company has accounted for the automobile rental segment of its business, operating under the name of Agency Rent-A-Car, as discontinued operations since a definitive plan of disposal was formulated during June 1995. This follows the previously announced decision to exit this industry segment as part of the strategic plan to concentrate and grow the core finance company business. It is anticipated that the Company's earnings from its continuing operations, the financing business, will continue to show significant increases due to the planned growth of its installment notes receivable portfolio.

     On August 1, 1995, the Company began trading on the New York Stock Exchange, Inc. under the symbol, NAK.


                              Financial Services
                              ------------------

     Financial services revenue, generated by NAC, Inc., consisting primarily of interest and fee income, increased to $9.1 million during the quarter ended July 31, 1995 from $5.3 million for the quarter ended July 31, 1994 and increased to $16.7 million from the $9.5 million for the six months then ended. This revenue growth is attributable to the growth in the gross installment notes receivable portfolio and in enrolled dealers as follows:


                 Gross Installment                                                    Number
                  Notes Receivable                         Number of               of Enrolled
Balance as of:     (in millions)                           Contracts                  Dealers
--------------   -----------------                         ---------               -----------
January 31, 1993       $  5.1                                1,000                      100
July 31, 1993            40.8                                5,600                      500
January 31, 1994         93.2                               12,900                      900
July 31, 1994           152.2                               21,500                    1,200
January 31, 1995        193.5                               28,400                    1,400
July 31, 1995           267.0                               40,700                    1,900

                 NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                        Financial Services (continued)
                        ------------------

     Delinquencies and the rate of charge-offs in the second quarter were consistent with the experience for preceding periods.

     Operating margins continue to remain strong exceeding 90% for both the current quarter as well as the six months ended July 31, 1995. Operating expenses remained relatively consistent between the second quarter of this year compared to last year due to operating efficiencies gained by the consolidation of the branch offices and the benefit of additional fee income which offsets certain operating expenses.

     Management expects the gross installment notes receivable balance to be $350 million with an enrolled member dealer population of 2,400 by fiscal year end. To accomplish these goals the Company is constantly looking to improve and expand the privileges of membership it offers and provide unique programs. During the second quarter, the dealer advance calculation was changed to factor in the model year of the car being purchased. In addition, the Company introduced the "NAC 100" stock option program for member dealers. Each dealer can qualify for stock options based upon the number of contracts generated.


                            Dealership Operations
                            ---------------------

     Dealership operations represents the Company's used car sales subsidiary, National Motors, Inc. (NMI). Revenue was $17.1 million for the quarter ended July 31, 1995 as compared to $15.9 million for the quarter ended July 31, 1994 and increased to $38.4 million from $35.0 million for the six month periods then ended.

     The 2,489 units sold during the quarter ended July 31, 1995 brought the six month total to 5,505 cars, an increase of 341 and 752 cars respectively over the prior year. Gross margins improved during both the second quarter and year to date versus fiscal 1995 due largely to the introduction of vehicles purchased at affordable prices through auction and a reduction in the number of vehicles sold at wholesale. This trend is expected to continue as more cars are purchased at auction or through other wholesale means as rental car retirements continue to decrease.

     NMI continues to be a significant servicing operation that processes and distributes cars to NAC member dealers for retail sale. At July 31, 1995 and 1994 there were nine servicing centers.

                 NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           Other Costs and Expenses
                           ------------------------

     Depreciation and amortization expense, relating primarily to corporate facilities, computer equipment and furniture and fixtures, remained consistent for the three months and six months ended July 31, 1995 as compared to the prior year.

     Selling, general and administrative expenses increased $740,000 for the six months ended July 31, 1995 compared to the same period ended July 31, 1994. The increase is due to additional costs associated with the growth in financial services.

     Interest expense increased from last year, both for the quarter and six month periods ended July 31, 1995 as notes payable, which are used to purchase treasury stock, increased $3.7 million from July 31, 1994 to July 31, 1995. In addition the effective interest rate increased from approximately 4.0% in fiscal 1995 to 6.1% for both the quarter and six month periods ended July 31, 1995.

                          Provision for Income Taxes
                          --------------------------

     The effective income tax rate for continuing operations increased from 35.8% to 36.8% for both the quarter and year-to-date from the prior year. This increase is attributable to the diminishing effect of the tax credits generated from the Company's investment in certain affordable housing limited partnerships applied to a higher income base.

                           Discontinued Operations
                           -----------------------

     The Company entered into an agreement with a subsidiary of Avis, Inc. to dispose of its automobile rental operations as disclosed in Note E to the Consolidated Financial Statements. The transaction is expected to close by the end of September 1995.

     Revenue from discontinued operations decreased approximately 50% from the prior year in both the quarter and six-month periods ended July 31, 1995. The average fleet decreased to 8,700 units and 9,700 units for the quarter and six month periods, down from 19,000 and 20,000 units the year before. The decrease in revenue was partially offset by the increase in average rental rates and utilization.

     Operating and other expenses for the quarter ended July 31, 1995 include a $1.7 million charge to reflect the estimated additional expense to the Company as a result of the June 16, 1995 liability finding in the California Labor lawsuit, as disclosed in Note D to the Consolidated Financial Statements. Excluding this adjustment, expenses consisting of operating, depreciation and selling, general and administrative expenses decreased proportionately with the decrease in fleet size partially offset by costs related to closing rental offices.

                 NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS




LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company's primary sources of internally generated funds are as follows:

                                                Six Months Ended July 31,
                                                 1995              1994
                                               --------          --------
                                                    (in thousands)
     Net cash provided by
       operating activities                    $ 13,126          $ 31,612
     Principal collected on
       installment notes receivable              38,049            17,997
     Proceeds from sale of rental automobiles     4,486            15,907


       External sources of funds available to the Company at July 31, 1995 amounted to $200 million in unsecured short-term commercial paper, $114 million in unsecured uncommitted short-term bank lines of credit and $40 million in unsecured committed bank lines of credit. The committed bank facility has no compensating balance requirement and has been renewed to June 28, 1996. Outstanding borrowings at July 31, 1995 amounted to $8.0 million in commercial paper and $15.6 million in unsecured uncommitted short-term lines of credit.

       The Company believes it has sufficient internal and external sources of funds available to meet its current obligations, to fund current operating and capital requirements and to finance future growth. In addition, as a result of discontinued rental operations, additional funds will be available to fund the continued growth of the financial services business.

       The ratio of operating debt to total capital was 4% at both July 31 and January 31, 1995. It is anticipated that debt levels will remain minimal through the end of this year.

                 NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                          PART II. OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Stockholders was held on June 21, 1995.

         The election of two directors was voted upon. Below are the results of the election:

                                                                        Votes
                                                     Votes             Against                            Broker
                                                   in Favor          or Withheld         Abstentions     Non-Votes
                                                 ----------          -----------         -----------     ---------
                Election of Directors
                  Sam J. Frankino                 24,146,477           465,049              --             --
                  Noah T. Herndon                 24,146,477           465,049              --             --

         Each other director whose term of office as a director continued after the meeting are as follows: Joseph P. Henley, Robert J. Bronchetti, Edward A. Burkhart, Per E. Hoel and Edward N. Leszczynski.



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

                No reports on Form 8-K were filed during the quarter ended July 31, 1995.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NATIONAL AUTO CREDIT, INC.


Date:  September 12, 1995        By: /s/ Robert J. Bronchetti
      ---------------------          -------------------------
                                     Robert J. Bronchetti
                                     President and
                                     Chief Executive Officer
                                     and Director



                                 By: /s/ Davida S. Howard
                                     -------------------------
                                     Davida S. Howard
                                     Vice President-Finance and
                                     Controller (Principal Financial
                                     and Accounting Officer)

                               INDEX OF EXHIBITS





Exhibit Number                                       Description
--------------                                       -----------
       27                                            Financial Data Schedule