Form 10-Q
period 1995-10-31
NATIONAL AUTO CREDIT INC
filed 1995-12-14
CIK 718936

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                  FORM 10-Q
(MARK ONE)

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
___        EXCHANGE ACT OF 1934

                For the quarterly period ended  October 31, 1995

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________  to __________________

                    Commission file number     1-11513
                                             ----------

                           NATIONAL AUTO CREDIT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                   Delaware
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation of organization)

                                  34-1050582
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                     30000 Aurora Road,  Solon, Ohio  44139
             -----------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (216) 349-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

  -------------------------------------------------------------------------
  (Former name, former address and former fiscal year if changed since last report.)

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

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,832,872 shares as of November 30, 1995.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

================================================================================

                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I.             FINANCIAl INFORMATION:


  Item 1.           Financial Statements

                    Consolidated Balance Sheets - October 31, 1995                           1
                    and January 31, 1995

                    Consolidated Statements of Income - Three Months
                    and Nine Months Ended October 31, 1995 and 1994                          2

                    Consolidated Statements of Cash Flows -
                    Nine Months Ended October 31, 1995 and 1994                              3

                    Notes to Consolidated Financial Statements                             4-9

  Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                        10-13

PART II.            OTHER INFORMATION:


  Item 6.           Exhibits and Reports on Form 8-K                                        14

                 NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                 (UNAUDITED)
================================================================================

                                                                                       October 31,           January 31,
                                                                                             1995                   1995
                                                                                      -----------            -----------
                                                                                         C>
ASSETS
    Cash and cash equivalents                                                            $    352              $    398
    Notes receivable (Note B)                                                             265,523               164,154
    Prepaid expenses                                                                          283                   404
    Dealership inventory                                                                    8,504                23,406
    Property and equipment, net of accumulated depreciation
       of $5,329 and $4,314, respectively                                                   9,243                10,228
    Other assets                                                                           12,462                12,273
    Assets related to discontinued operations (Note E)                                     46,952               110,326
                                                                                         --------              --------
                                                                                         $343,319              $321,189
                                                                                         ========              ========

LIABILITIES
    Dealer holdbacks, net (Note C)                                                       $ 53,667              $ 33,816
    Self-insurance claims                                                                  11,057                24,475
    Notes payable                                                                          13,254                12,469
    Operating debt                                                                            446                10,192
    Deferred income taxes                                                                  21,760                22,543
    Accrued disposition expenses (Note E)                                                   4,993                   --
    Other liabilities                                                                      24,650                18,466
                                                                                         --------              --------
                                                                                          129,827               121,961
                                                                                         --------              --------
CONTINGENCIES (Note D)

STOCKHOLDERS' EQUITY
    Preferred stock - $.05 par value, authorized 2,000,000 shares, none issued
    Common stock - $.05 par value, authorized 30,000,000 shares,
       27,121,797 and 26,946,679 shares issued, respectively                                1,357                 1,348
    Additional paid-in capital                                                            127,395               125,695
    Retained earnings, including cumulative foreign currency
       translation loss of $1,337 and $1,253, respectively                                 96,262                82,921
    Treasury stock, at cost, 1,289,568 and 1,217,668 shares, respectively                 (11,522)              (10,736)
                                                                                         --------              --------
                                                                                          213,492               199,228
                                                                                         --------              --------
                                                                                         $343,319              $321,189
                                                                                         ========              ========

See notes to consolidated financial statements.

                 NATIONAL AUTO CREDIT, INC.  AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

================================================================================

                                                                   Three Months Ended            Nine Months Ended
                                                                         October 31,                 October 31,
                                                                  ----------------------       -----------------------
                                                                      1995          1994           1995           1994
                                                                  --------       -------       --------       --------
 REVENUE
     Financial services                                           $ 10,906       $ 6,000       $ 27,590       $ 15,506
     Dealership operations                                          11,849        13,497         50,258         48,512
                                                                  --------       -------       --------       --------
                                                                    22,755        19,497         77,848         64,018
 COSTS AND EXPENSES
     Cost of goods sold and operating expenses:
        Financial services                                             765           718          2,258          1,901
        Dealership operations                                       11,127        12,780         46,541         46,252
     Depreciation and amortization                                     378           356          1,114          1,056
     Selling, general and administrative                             1,430           976          4,339          3,145
     Interest                                                          249           169            746            478
                                                                  --------       -------       --------       --------
                                                                    13,949        14,999         54,998         52,832
                                                                  --------       -------       --------       --------
 INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                             8,806         4,498         22,850         11,186

 PROVISION FOR INCOME TAXES                                          3,241         1,610          8,404          4,004
                                                                  --------       -------       --------       --------
 INCOME FROM CONTINUING OPERATIONS                                   5,565         2,888         14,446          7,182
                                                                  --------       -------       --------       --------
 DISCONTINUED OPERATIONS,
     NET OF TAX (Note E)
     Income (loss) from operations                                    (834)        3,206           (809)        10,187
     Loss on disposal of operations                                   (212)          --            (212)          --
                                                                  --------       -------       --------       --------
                                                                    (1,046)        3,206         (1,021)        10,187
                                                                  --------       -------       --------       --------
 NET INCOME                                                       $  4,519       $ 6,094       $ 13,425       $ 17,369
                                                                  ========       =======       ========       ========
 EARNINGS (LOSS) PER SHARE
     Continuing operations                                        $   0.22       $  0.11       $   0.56       $   0.28
     Discontinued operations                                         (0.04)         0.13         ( 0.04)          0.39
                                                                  --------       -------       --------       --------
                                                                  $   0.18       $  0.24       $   0.52       $   0.67
                                                                  ========       =======       ========       ========
 WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING (000's)                                     25,815        25,910         25,758         25,828
                                                                  ========       =======       ========       ========

 See notes to consolidated financial statements.

                 NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

================================================================================

                                                                                           Nine Months Ended
                                                                                               October 31,
                                                                                        -----------------------
                                                                                             1995          1994
                                                                                        ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                         $  13,425      $ 17,369
     Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                                15,670        29,740
              Loss on sale of discontinued operations                                         212           --
              Provision for loan and advance losses                                         3,736         1,673
              Provision for deferred income taxes                                         (11,496)       (7,860)
              Changes in assets and liabilities, net of effects from
                 sale of discontinued operations:
                   Accounts receivable                                                      4,263         5,890
                   Current income taxes payable                                             7,176          (378)
                   Interest receivable on dealer advances                                  (6,196)       (2,191)
                   Other liabilities                                                        1,918        (2,093)
                   Self-insurance claims                                                  (13,418)       (5,883)
                   Other, net                                                               3,282         4,072
                                                                                        ---------      --------
              Net cash provided by operating activities                                    18,572        40,339
         ( (                                                                            ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Principal collected on installment notes receivable                                   60,724        30,999
     Proceeds from sale of discontinued operations                                         20,524           --
     Purchase of rental automobiles                                                           (61)      (15,554)
     Proceeds from sale of rental automobiles                                              13,376        22,224
     Purchase of dealership inventory                                                     (11,042)       (3,900)
     Purchase of other property and equipment                                                (551)         (518)
     Advances to dealers and payments of dealer holdbacks                                 (95,010)      (34,495)
     Other investing activities, net                                                        1,544           (92)
                                                                                        ---------      --------
           Net cash used in investing activities                                          (10,496)       (1,336)
                                                                                        ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net repayments on operating debt and notes payable                                    (8,961)      (40,374)
     Payments to acquire treasury  stock                                                     (786)       (1,037)
     Other financing activities, net                                                        1,625         2,021
                                                                                        ---------      --------
           Net cash used in financing activities                                           (8,122)      (39,390)
                                                                                        ---------      --------
Decrease in cash and cash equivalents                                                         (46)         (387)
Cash and cash equivalents at beginning of period                                              398           758
                                                                                        ---------      --------
Cash and cash equivalents at end of period                                              $     352      $    371
                                                                                        =========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid                                                                      $     900      $  2,058
                                                                                        =========      ========
     Income taxes paid                                                                  $  13,032      $ 18,751
                                                                                        =========      ========

See notes to consolidated financial statements.

                 NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

===============================================================================

(A)      Summary of Significant Accounting Policies
         ------------------------------------------
         GENERAL:
         The accompanying consolidated financial statements include the accounts of National Auto Credit, Inc. and its subsidiaries (the Company).

         The consolidated balance sheet at October 31, 1995, the consolidated statements of income for the three-month and nine-month periods ended October 31, 1995 and 1994 and the consolidated statements of cash flows for the nine-month periods ended October 31, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at October 31, 1995, and for all periods presented have been made.

         Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 31, 1995 Form 10-K Annual Report. The results of operations for the three-month and nine-month periods ended October 31, 1995, may not necessarily be indicative of the operating results for the full year.

         PROPERTY AND EQUIPMENT:
         Management periodically reviews depreciation rates and revises, where appropriate, based upon a variety of factors including the strength of the used car market, general economic conditions and estimated useful life. Gains and losses upon the sale of rental automobiles are either recorded as an adjustment to depreciation expense, in discontinued operations (Note E), or are included in dealership operations, depending on the method of disposal. The net gain from the sale of automobiles totaled $1,061,000 and $889,000 for the quarters ended October 31, 1995 and 1994, respectively. The gain for the nine months ended October 31, 1995 and 1994 was $4,832,000 and $2,770,000,
         respectively. The number of automobiles sold by the Company, either through dealership operations or other methods, was 3,180 and 2,070 for the quarters ended October 31, 1995 and 1994, respectively, and 9,175 and 7,977 for the nine months ended October 31, 1995 and 1994, respectively. Other property and equipment is depreciated using the straight-line method over its estimated useful life.

         RECLASSIFICATIONS:
         Certain prior period amounts have been reclassified to conform with the current period presentation.

                 NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

============================================================================


(B)      Notes Receivable
         ----------------
         The components of notes receivable are as follows:

                                                                   October 31,                   January 31,
                                                                          1995                          1995
                                                                   -----------                   -----------
                                                                                 (in thousands)
         Installment notes receivable                                $ 317,514                     $ 193,456
         Unearned income                                               (49,990)                      (28,195)
         Allowance for loan losses                                      (2,001)                       (1,107)
                                                                     ---------                     ---------
         Installment notes receivable, net                           $ 265,523                     $ 164,154
                                                                     =========                     =========

         A summary of changes in gross installment notes receivable is as follows:

                                                         Three Months Ended                 Nine Months Ended
                                                          October 31,                       October 31,
                                               --------------------------------   -----------------------------
                                                         1995             1994             1995          1994
                                                  -----------      -----------      -----------    ----------
                                                                      (in thousands)
         Balance, beginning of period               $ 266,992        $ 152,179        $ 193,456       $ 93,233
         Contracts accepted                            89,541           40,032          229,340        130,093
         Cash collected                               (32,251)         (19,007)         (86,778)       (45,590)
         Charge-offs against:
            Dealer holdback                            (4,704)          (2,479)         (12,357)        (4,708)
            Unearned income/allowance                  (2,064)          (1,552)          (6,147)        (3,855)
                                                    ---------        ---------        ---------       --------
         Balance, end of period                     $ 317,514        $ 169,173        $ 317,514       $169,173
                                                    =========        =========        =========       ========

         Installment notes receivable relate to the indirect consumer financing of used automobiles. The Company records the gross amount of the contract as an installment note receivable and the amount of its discount as unearned income. Installment notes generally have initial terms ranging from 12 to 60 months with an average initial term of 32 months and a gross amount of $8,400. The notes are collateralized by the related vehicle sold. Installment notes receivable are from customers residing in all 50 states with no individual state accounting for more than 10%, except North Carolina with 14.5%. At October 31 and January 31, 1995, the accrual of interest income was suspended on 15.2% and 13.3% of net installment notes receivable, 120 days contractually past due. In addition, once these accounts become 120 days contractually past due, previously earned but unpaid income is reserved for.

         The allowance for loan losses is provided for installment notes receivable with no related dealer holdbacks and for earned but unpaid finance charges. Beginning in fiscal 1995, the Company ceased entering into these types of receivables, which were 0.8% and 3.5% of total gross

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------


(B)      Notes Receivable (continued)
         ----------------
         installment notes receivable at October 31 and January 31, 1995, respectively. Changes in the allowance for loan losses are as follows:

                                                         Three Months Ended               Nine Months Ended
                                                             October 31,                     October 31,
                                                      ------------------------          ---------------------
                                                         1995             1994             1995          1994
                                                      -------          -------          -------       -------
                                                                            (in thousands)
         Balance, beginning of period                 $ 1,629          $ 1,324          $ 1,107        $  914
         Provision for loan losses                        476              103            1,301           830
         Net charge-offs                                 (104)             (89)            (407)         (406)
                                                      -------          -------          -------       -------
         Balance, end of period                       $ 2,001          $ 1,338          $ 2,001       $ 1,338
                                                      =======          =======          =======       =======

(C)      Dealer Holdbacks
         ----------------

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

                                                                  October 31,                     January 31,
                                                                         1995                            1995
                                                                  -----------                     -----------
                                                                               (in thousands)
         Dealer holdbacks                                           $ 248,294                       $ 140,312
         Advances                                                    (200,870)                       (108,872)
                                                                    ---------                       ---------
                                                                       47,424                          31,440
         Dealer advance reserve                                         6,243                           2,376
                                                                    ---------                       ---------
         Dealer holdbacks, net                                      $  53,667                       $  33,816
                                                                    =========                       =========

         The dealer advance reserve is maintained in the event the collectibility of a dealer portfolio is not sufficient to insure the recovery of any outstanding advances. The Company assesses fees to dealers for the purpose of maintaining this reserve. A summary of changes in the dealer advance reserve is as follows:

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------------

(C)      Dealer Holdbacks (continued)
         ----------------

                                                          Three Months Ended               Nine Months Ended
                                                              October 31,                    October 31,
                                                      ------------------------          ----------------------
                                                         1995             1994             1995          1994
                                                      -------          -------          -------        -------
                                                                           (in thousands)
         Balance, beginning of period                 $ 5,255          $ 1,468          $ 2,376        $   800
         Advance reserve fees                             632              194            1,640            194
         Provision for advance losses                     488              175            2,435            843
         Net charge-offs                                 (132)              (1)            (208)            (1)
                                                      -------          -------          -------        -------
         Balance, end of period                       $ 6,243          $ 1,836          $ 6,243        $ 1,836
                                                      =======          =======          =======        =======

(D)      Contingencies
         -------------
         In the normal course of its business, the Company is named as a defendant in legal proceedings. It is the policy of the Company to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

         On June 15, 1992, former employees of the Company filed a class action lawsuit which is currently in the United States District Court for the Northern District of California. The complaint alleged that the Company violated certain sections of the California Labor Law, including those relating to the payment of overtime. In November 1994, the liability phase of this case was tried to the Court without a jury. On June 16, 1995, the Court issued a finding as to partial liability against the Company. The case is now proceeding into the damages phase. The Company estimates that claims for damages, penalties, interest and attorneys fees could range from $2 million, which has been accrued, to $5 million. The amount of the ultimate liability or damages which might finally exist is subject to numerous variables and cannot be more precisely estimated.

(E)      Discontinued Operations
         -----------------------
         During the second quarter of fiscal 1996, the Company made the determination that the rental car segment, operating under the name of Agency Rent-A-Car, would be sold and therefore has accounted for this segment as discontinued operations. Accordingly, the assets and operating results of the rental car segment, for all periods presented, have been restated to reflect discontinuation.

         Effective September 30, 1995, the Company finalized an agreement with a subsidiary of Avis, Inc., principally selling certain assets (delivery vehicles, field furniture and fixtures and prepaid assets) for their net book value of $2,524,000, selling intellectual property (including tradename rights, permits and telephone numbers) for $18,000,000 in cash, leasing the rental

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------


(E)      Discontinued Operations (continued)
         -----------------------
         fleet for a term of up to twelve months and providing certain support services (predominantly computer related) during an interim transition period. The estimated pre-tax gain on the sale was $3,325,000. After taxes of $3,537,000, the sale resulted in an estimated loss of $212,000. This loss includes the write-off of goodwill, accruals for costs incurred in connection with the sale, adjustment for the estimated future realizability of related assets not sold and management's current estimate of future discontinued operations costs.

         All liabilities related to the segment, principally self-insurance claims and deferred taxes, are being retained by the Company.

         Summarized asset data related to discontinued operations is as follows:

                                                                    October 31,                    January 31,
                                                                           1995                           1995
                                                                     ----------                    -----------
                                                                                  (in thousands)
         Accounts receivable, net of allowance for
            doubtful accounts of $5,890 and $3,720,
            respectively                                              $   3,477                     $    9,500
         Rental automobiles, net of accumulated
            depreciation of $29,488 and $44,572,
            respectively                                                 38,001                         81,580
         Other property and equipment, net                                1,058                          6,096
         Other assets                                                     4,416                         13,150
                                                                      ---------                      ---------
                                                                      $  46,952                      $ 110,326
                                                                      =========                      =========

                            NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED)


(E)      Discontinued Operations (continued)
         -----------------------
         Summarized results of discontinued operations are as follows:

                                                         Three Months Ended               Nine Months Ended
                                                              October 31,                     October 31,
                                                     --------------------------         ----------------------
                                                          1995             1994             1995          1994
                                                     ---------         --------         --------      --------
                                                                          (in thousands)
         Revenue                                     $  11,562         $ 31,862         $ 49,542      $107,120

         Direct operating expenses                       6,447           13,687           25,354        46,140
         Depreciation and amortization                   3,435            8,340           14,556        28,684
         Other expenses                                  2,794            4,424           10,308        15,239
                                                     ---------         --------         --------      --------
                                                        12,676           26,451           50,218        90,063
                                                     ---------         --------         --------      --------
         Income (loss) before income taxes             (1,114)            5,411            (676)        17,057

         Provision (benefit) for income taxes            (280)            2,205              133         6,870
                                                     ---------         --------         --------      --------
         Net income (loss)                          $    (834)       $    3,206         $  (809)      $ 10,187
                                                    =========        ==========         ========      ========

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

===============================================================================

RESULTS OF OPERATIONS
---------------------
                                    Overview
                                    --------

     National Auto Credit, Inc. (the Company), had net income from continuing operations of $5.6 million or $.22 per share for the quarter ended October 31, 1995 as compared to $2.9 million or $.11 per share for the quarter ended October 31, 1994.

     For the nine months ended October 31, 1995, net income from continuing operations was $14.4 million or $.56 per share, a 100% increase from the $7.2 million or $.28 per share earned in the prior year.

     It is anticipated that the Company's earnings from its continuing operations will continue to show significant increases due to the planned growth of the installment notes receivable portfolio funded by the proceeds realized by the strategic exiting from the automobile rental business through disposal.

     The Company has accounted for the automobile rental segment of its business, formerly operating under the name of Agency Rent-A-Car, as discontinued operations. The sale of this name plus certain other select assets of the segment were sold to a division of Avis, Inc. effective September 30, 1995. The Company is now devoting its full resources on its expanding core finance company business.

     On August 1, 1995, the Company began trading on the New York Stock Exchange, Inc. under the symbol, NAK.

                              Financial Services
                              ------------------

     Financial services revenue, generated by NAC, Inc., consisting primarily of interest and fee income, increased to $10.9 million during the quarter ended October 31, 1995 from $6.0 million for the quarter ended October 31, 1994 and increased to $27.6 million from $15.5 million for the nine months then ended. This revenue growth is attributable to the growth in the gross installment notes receivable portfolio and in enrolled dealers as follows:

                                  Gross Installment                                          Number of
                                   Notes Receivable                Number of                  Enrolled
Balance as of:                        (in millions)                 Contracts                  Dealers
------------------            ---------------------              ------------                  -------
January 31, 1993                            $   5.1                    1,000                       100
October 31, 1993                               70.2                    9,500                       700
January 31, 1994                               93.2                   12,900                       900
October 31, 1994                              169.2                   24,900                     1,300
January 31, 1995                              193.5                   28,400                     1,400
October 31, 1995                              317.5                   48,300                     2,100

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

===============================================================================

                         Financial Services (continued)
                         ------------------

     Operating margins continue to remain strong exceeding 90% for both the current quarter as well as the nine months ended October 31, 1995. Net operating expenses remained relatively consistent between the third quarter of this year compared to last year due to operating efficiencies gained by the elimination of the branch offices late last fiscal year and the benefit of additional fee income which offsets certain operating expenses.

     The percent of delinquencies and the rate of charge-offs in the third quarter were consistent with the experience for preceding periods.

     Management continues its efforts to make NAC the leading company in the alternative financial services industry. This is being accomplished by expanding our physical presence in the marketplace, introducing innovative products and providing a higher level of services and benefits to our member dealers. During the second and third quarters of this year the dealer advance was changed to take into consideration the model year of the car purchased. In addition the Company introduced its own line of warranty products. It is through these continual improvements coupled with an increased sales staff that management expects the gross installment notes receivable balance to exceed $350 million with an enrolled dealer population of over 2,300 by fiscal year end.

                             Dealership Operations
                             ---------------------

     Dealership operations represents the Company's used car sales division, National Motors, Inc. (NMI). Revenue was $11.8 million for the quarter ended October 31, 1995 as compared to $13.5 million for the quarter ended October 31, 1994 and increased to $50.3 million from $48.5 million for the nine month periods then ended.

     The 1,732 units sold during the quarter ended October 31, 1995 brought the nine month total to 7,237 cars, as compared to 1,836 and 6,589 cars respectively in the prior year. Gross margins improved during both the third quarter and year-to-date versus fiscal 1995 due largely to the purchase of auction vehicles and subsequent sale of these units at higher margins than the Company's retired rental units. These units were introduced in certain markets where the supply of retired rental units was not sufficient. The Company has suspended the purchase of auction units. This portion of the Company's business is expected to decline as the rental fleet is eliminated and NAC introduces alternative options to the Program Car benefit currently offered to its member dealers.

     NMI continues to be a servicing operation that processes and distributes cars to NAC member dealers for retail sale. At October 31, 1995 and 1994 there were nine servicing centers, but this number will decrease as service centers are consolidated.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

==============================================================================

                            Other Costs and Expenses
                            ------------------------

     Depreciation and amortization expense, relating primarily to corporate facilities, computer equipment and furniture and fixtures, remained consistent for the three months and nine months ended October 31, 1995 as compared to the prior year.

     Selling, general and administrative expenses remained relatively consistent as a percent of revenue for the three and nine-month periods ended October 31, 1995 compared to the same periods for the prior year, except for initial one-time costs incurred during August 1995 relating to the Company's listing on the New York Stock Exchange and certain fixed costs previously absorbed by discontinued operations.

     Interest expense increased from last year, both for the quarter and nine-month periods ended October 31, 1995 as notes payable, which are used to purchase treasury stock, increased $2.6 million from October 31, 1994 to the October 31, 1995 balance of $13.3 million. In addition, the effective interest rate increased from 3.9% in fiscal 1995 to 6.0% for the nine-month period ended October 31, 1995.

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

                            Discontinued Operations
                            -----------------------

     The Company entered into an agreement with a subsidiary of Avis, Inc. to dispose of its automobile rental operations through sale of certain assets and through certain leases, as disclosed in Note E to the Consolidated Financial Statements.

     Commencing October 1, 1995, Avis leased the entire remaining 6,500 car rental fleet, (16,000 cars a year earlier) from the Company, thus ending the Company's operations in the automobile rental segment. Revenue from discontinued operations therefore decreased over 50% from the prior year in both the quarter and nine-month periods.

     Operating and other expenses decreased disproportionately from the change in revenue due to higher maintenance expense on an aging fleet and an unanticipated increase in bad debt expense realized as a result of the downsizing.

                 NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of internally generated funds include net cash provided by operating activities, principal collected on installment notes receivable, proceeds from sale of rental automobiles and proceeds received during the third quarter of this year for the sale of discontinued operations.

     External sources of funds available to the Company at October 31, 1995 amounted to $200 million in unsecured short-term commercial paper, $112 million in unsecured uncommitted short-term bank lines of credit and $40 million in unsecured committed bank lines of credit, none of which have compensating balance requirements. The committed bank facility expires on June 28, 1996. Outstanding borrowings at October 31, 1995 amounted to $13.7 million in unsecured uncommitted short-term lines of credit.

     The Company believes it has sufficient internal and external sources of funds available to meet its current obligations, to fund current operating and capital requirements and to finance future growth. In addition, as a result of the sale of certain assets of the Company's rental operations and the liquidation of the rental fleet, additional funds will be available to fund the continued growth of the financial services business.

      The ratio of operating debt to total capital was 0.2% at October 31, 1995 and 4.4% at January 31, 1995. It is anticipated that debt levels will remain minimal through the end of this fiscal year.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                               OTHER INFORMATION

==============================================================================

PART II. OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

              a)     Exhibits
                     --------

                     Exhibit 27 - Financial Data Schedule
                     ------------------------------------

                     Electronically filed with the Securities and Exchange Commission pursuant to Item 601(c) of Regulation S-K.


              b)     Reports on Form 8-K
                     -------------------

                     On October 6, 1995 a Form 8-K was filed announcing the completion of the sale of the replacement auto rental business to a subsidiary of Avis, Inc.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               NATIONAL AUTO CREDIT, INC.


Date:  December  13, 1995
       ------------------                      By: /s/ Robert J. Bronchetti
                                                  ----------------------------
                                                  Robert J. Bronchetti
                                                  President and Chief Executive
                                                  Officer and Director

                                               By: /s/ Davida S. Howard
                                                  ----------------------------
                                                  Davida S. Howard
                                                  Vice President-Finance and
                                                  Controller (Principal
                                                  Financial and Accounting
                                                  Officer)

                               INDEX OF EXHIBITS
                               -----------------


Exhibit Number                                       Description
--------------                                       -----------
    27                                               Financial Data Schedule